Form 10QSB
period 2003-03-31
EAST KANSAS AGRI ENERGY LLC
filed 2003-05-15
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

Commission file number 333-96703

EAST KANSAS AGRI-ENERGY, L.L.C.
(Exact name of small business issuer as specified in its charter)

Kansas	48-1251578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 225, 210 1/2 East 4th Ave. Garnett, Kansas 66032
(Address of principal executive offices)

(785) 448-2888
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes           ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as if the latest practicable date:  As of May 1, 2003, there were 1,220 units outstanding.

Transitional Small Business Disclosure Format (Check one):      ☐  Yes           ☒  No

PART I.    FINANCIAL INFORMATION

Item 1.                      Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

EAST KANSAS AGRI-ENERGY, LLC

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

MARCH 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$141,704
Accounts receivable - grant	59,447
Prepaid offering costs	259,411
Prepaid expense	11,098
Total current assets	471,660

PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,140
Construction in progress	68,563
84,703
Less accumulated depreciation	1,015
83,688
OTHER ASSETS
Land option	10,000

Total assets	$565,348

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$75,000
Accounts payable
Trade	99,414
Related party	25,160
Accrued payroll, taxes, and withholdings	6,834
Total current liabilities	206,408

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Capital contributions, 20,000 units authorized, 1,220 units issued and outstanding	1,220,000
Deficit accumulated during the development stage	(861,060)
Total members' equity	358,940

Total liabilities and members' equity	$565,348

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	From January 3, 2001 (Date of Inception) to March 31, 2003

REVENUE	$—	$—	$—

OPERATING EXPENSES
Organizational expenses	—	—	3,643
Start-up expenses	80,213	24,059	241,032
	80,213	24,059	244,675
OTHER INCOME (Expense)
Interest income	1,158	288	6,013
Other income	—	2,000	2,000
	1,158	2,288	8,013

NET LOSS	$(79,055)	$(21,771)	$(236,662)

BASIC AND DILUTED LOSS PER UNIT	$(65)	$(26)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	1,220	850

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)

	Units	Contributed Capital	Deficit Accumulated During the Development Stage	Total

Balance, January 3, 2001	—	$—	$—	$—
(Date of Inception)

Net loss for the period ended December 31, 2001	—	—	(30,484)	(30,484)

Balance as of December 31, 2001	—	—	(30,484)	(30,484)

Units issued	1,220	610,000	—	610,000

Impact of units issued at a discount	—	610,000	(610,000)	—

Cost of raising capital	—	—	(14,398)	(14,398)

Net loss for the three months ended March 31, 2002	—	—	(21,771)	(21,771)

Balance as of March 31, 2002	1,220	1,220,000	(676,653)	543,347

Net loss for the nine months ended December 31, 2002	—	—	(105,352)	(105,352)

Balance as of December 31, 2002	1,220	1,220,000	(782,005)	437,995

Net loss for the three months ended March 31, 2003	—	—	(79,055)	(79,055)

Balance as of March 31, 2003	1,220	$1,220,000	$(861,060)	$358,940

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	From January 3, 2001 (Date of Inception) to March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,055)	$(21,771)	$(236,662)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	617	—	1,015

Increase in current assets
Accounts receivable	(59,447)	—	(59,447)
Prepaid expense	(11,098)	—	(11,098)
Increase (decrease) in current liabilities:
Accounts payable	48,928	14,646	111,462
Accrued payroll, taxes, and withholdings	5,426	—	6,834
Net cash (used in) operating activities	(94,629)	(7,125)	(187,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,274)	—	(13,874)
Purchase of land option	(5,000)	(5,000)	(10,000)
Construction in process	(6,320)	(9,973)	(57,717)
Net cash (used in) investing activities	(18,594)	(14,973)	(81,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(119,263)	—	(273,809)
Proceeds from notes payable	—	—	137,000
Repayment of notes payable	—	(126,000)	(137,000)
Proceeds from long-term debt	—	—	75,000
Capital contributions	—	555,000	610,000
Net cash provided by financing activities	(119,263)	429,000	411,191

NET INCREASE IN CASH AND CASH EQUIVALENTS	(232,486)	406,902	141,704

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	374,190	186,809	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$141,704	$593,711	$141,704

(continued on next page)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	From January 3, 2001 (Date of Inception) to March 31, 2003

NON CASH INVESTING AND FINANCING ACTIVITIES

Property, Plant, and Equipment costs incurred	$2,266	$—	$13,112

Cost of raising capital reclassified to members'equity	$—	$—	$14,398

Capital contributions issued at discount	$—	$—	$610,000

See Notes to Unaudited Financial Statements

EAST KANSAS ARGI-ENERGY, LLC

(A DEVELOPMENT STATE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a development stage Kansas limited liability company) to be located in Garnett, Kansas, was organized to pool investors to build a 20 million gallon ethanol plant with distribution within the United States.  Construction is projected to begin in the year 2003.  As of March 31, 2003, the Company is in the development stage with its efforts being principally devoted to organizational and financing activities.

The Company was formally organized as a limited liability company as of October 16, 2001.  Prior to that date the Company operated as a general partnership with no formal partnership agreement.

Basis of Accounting

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  This method recognizes revenues as earned and expenses as incurred.

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2002.

Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses.  Actual results could differ from the estimates used.

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding.  For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units.  As of March 31, 2003, there were no units includable in diluted earnings per unit related to subscribed units as the calculation would have been antidilutive.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has  issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  Management does not expect the implementation of this pronouncement to have a significant effect on the Company’s financial statements.

(Continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 -                   COMMITMENTS AND CONTINGENCIES

The Company has entered into an option agreement to purchase approximately 10 acres of land.  The option was originally purchased for $5,000 and provides for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities.  The option was extended to March 13, 2004 and the Company paid an additional $5,000 for the extension.  The purchase price of the land will be reduced by amounts previously paid for the option and extension.

The Company has an agreement with its former project coordinator to defer a portion of fees earned until stock sales are authorized.  The former project coordinator provides limited service on an ongoing basis.  The deferred amount included in accounts payable – related party as of March 31, 2003 was $25,160.

On May 14, 2002, the Company entered into an option to purchase real property for the plant site with a fair value of approximately $172,500. The option is for the purchase of approximately 23 acres within the Golden Prairie Industrial Park of the City of Garnett, Kansas for $1.  The option was extended and expires on May 1, 2003.

The Company entered into an agreement for preliminary engineering for the proposed ethanol plant with Fagan Engineering LLC.  The agreement obligates the Company for no more than $30,000, of which approximately $11,000 had been incurred as of March 31, 2003.

During the three months ended March 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV).  The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380.  The Company and VAV are negotiating settlement of this contract.  The Company has recorded a liability related to this agreement of $5,847 as of March 31, 2003.

The Board of Directors approved a registration statement filed with the Securities and Exchange Commission for the sale of units in an initial public offering. A minimum of 9,000 units and a maximum of 18,000 units (exclusive of units issued prior to the initial public offering) will be offered for sale in the public offering at a price of $1,000 per unit.  Each investor is required to purchase a minimum of 10 units. The minimum amount of the offering is $9,000,000, with a maximum potential amount raised of $18,000,000.  In the event subscriptions for the minimum are not received and accepted or events occur that prevent the escrow from being broken (such as non-execution of debt financing agreements), amounts received from subscriptions will be returned to the purchaser with interest based on interest earned on the escrow account, less applicable fees.  Subscriptions require submission of 10% of the offering price, with the remaining amount subject to call of the Board of Directors.  In the event a subscriber does not pay for their units in full, all amounts previously collected are forfeited to the Company. As of March 31, 2003 the amount held in escrow totaled $76,900 representing subscriptions of $769,000 for 769 units.  Amounts held in escrow are not included in the accompanying financial statements as the Company does not have title to the proceeds of the subscriptions until the terms of the escrow agreement have been met and the subscriptions are released to the Company.

NOTE 3 -                     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in its trade area.  The account is secured by the Federal Deposit Insurance Corporation up to $100,000.  At times, the Company’s bank balance may exceed $100,000.

During 2003, the Company entered into an agreement with Garnett State Savings Bank to provide security for balances held in escrow related to subscriptions received as part of the Company’s initial public offering.

(Continued on next page)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 -                     VALUE ADDED GRANT

During the three months ended March 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  For the three months ended March 31, 2003, the Company qualified for reimbursement of $59,447 of costs, of which $24,781 related to cost of raising capital and $34,666 was recorded as a reduction of start-up costs.

Item 2.                      Management’s Discussion and Analysis or Plan of Operation

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-96703) and appearing elsewhere in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a start-up company in the development stage.  We plan to build a corn-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  The ethanol plant is expected to process approximately 7.5 million bushels of corn and sorghum per year into 20 million gallons of denatured fuel grade ethanol.  We also intend to produce approximately 64 thousand tons of dried distillers grains with solubles and 63 thousand tons of raw carbon dioxide gas.

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-96703), as amended, with the Securities and Exchange Commission, which became effective on January 24, 2003 (the “Registration Statement”) for an initial public offering of our units (the “Offering”).  Depending on the results of the Offering, we expect that the project will cost approximately $35.9 million.  We have raised approximately $610,000 in seed capital in the form of cash and promissory notes, and plan to raise a minimum of $9,000,000 and a maximum of $18,000,000 in the Offering and secure the balance through federal, state and local grants and debt financing.  We will require a significant amount of debt financing to complete our project.  The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive all of our grant proceeds.  We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need.  If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We expect that it will take approximately 14 to 16 months from the date we close the Offering to construct the ethanol plant and commence start-up operations.  We do not intend to hire a sales staff to market our products.  We plan to engage third party distributors to market or purchase our ethanol and distillers grains.  We have entered into discussions with third party distributors to market our ethanol, but have not executed any agreement with any distributor for our ethanol or distillers grains.  We plan to pay commissions or fees to distributors to market our products.  We have no plans at this time to sell our carbon dioxide to a third party processor.  We intend to hire staff only to operate our ethanol plant and manage our business.

We are in the process of acquiring 23 acres of land in the Golden Prairie Industrial Park on the edge of Garnett, Kansas for the project.  We have received an option to purchase the real estate from the City of Garnett, Kansas.  That option was set to expire on December 1, 2002, but was extended for six months to June 1, 2003.  On May 13, 2003, the Garnett City Commission extended the option for another year, to June 1, 2004.  The extension to the option was granted without additional costs to us.

Plan of Operation to Start-up of the Ethanol Plant

We expect to spend the next 24 months in financing, design-development and construction of the Plant.  During the time preceding completion of this Offering, we will identify and interview senior bank lenders to obtain needed debt financing. We intend to begin this process by identifying regional lenders that are able to fund projects of the size of our Plant and inviting those lenders to inform us of their level of interest in offering us debt financing.  We will then determine which of those lenders have the least restrictive requirements of us and the terms that are most favorable to us.  We expect to have the senior bank loan commitment from a major financing institution or institutions in place at approximately the closing of this Offering.

We are currently in the process of negotiating a design-build contract with Fagen, Inc.  We expect that the construction of the Plant and rail spur will take 14 months from the time construction commences.  We expect that initial start-up and operations of the plant will be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.  We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.

Sources and Uses of Funds

The gross proceeds from this Offering will be $9,000,000 if the minimum amount of equity offered is sold, and $18,000,000, before deducting expenses, if the maximum number of Units offered is sold. We estimate the Offering expenses to be approximately $350,000, and the net proceeds of the Offering to be $8,650,000 if the minimum amount of equity is raised, and $17,650,000 if the maximum number of Units offered is sold.

Assuming the successful completion of this Offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including but not limited to, site acquisition, utilities, construction, equipment acquisition and site development. In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training.  We estimate that we will need approximately $35.6 million to complete the project.

We must obtain debt financing in order to complete construction on the ethanol Plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing, but we will not close on this Offering until we execute binding financing arrangements.

The following schedule is an estimate of our sources of funds.  This schedule is based on numerous assumptions, including, among other things, that we sell 14,360 units and receive grant proceeds of $450,000.  The amounts set forth below are estimates only and our actual source of funds could vary significantly due to a variety of factors, including those described in the Registration Statement and this report.

Source of Funds	If 14,360 Units Sold	Percent of Total
Unit Proceeds	$14,200,000	39.9%
Seed Capital Proceeds	$610,000	1.7%
Government and Grant Financing	$450,000	1.3%
Term Debt Financing	$20,346,000	57.1%

Total Sources of Funds	$35,606,000	100.0%

We intend to use the net proceeds of the Offering to build an ethanol plant and to start operating the ethanol Plant as a going concern. We must supplement the proceeds of this Offering with debt financing to meet our stated goals. We estimate total capital expenditures for the construction of the Plant, including real estate costs, will be approximately $33 million. The following table describes our proposed use of proceeds based on a maximum offering amount of $18,000,000, and a minimum offering amount of $9,000,000. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below.

Use of Funds	Expenses		Percent of Total

Plant Construction and Equipment
Grain receiving, storage and milling equipment	$1,655,500		4.65%
Conversion and liquefication system	$1,204,000		3.38%
Fermentation System	$3,612,000		10.14%
Distillation and molecular sieve	$2,709,000		7.61%
Liquid/Solid separation system	$1,354,500		3.80%
Evaporation system	$2,408,000		6.76%
Product storage area	$2,107,000		5.92%
Utilities: costs to install gas, electric, water infrastructure	$1,200,000		3.37%
General plant infrastructure, including roads	$8,650,000		24.30%
Engineering and architectural fees	$2,500,000		7.02%
Total Plant Construction and Equipment		$27,400,000		76.95%
Non-Plant Construction		$200,000		0.56%
Organizational Costs		$865,000		2.43%
Start Up Costs		$1,960,000		5.51%
Fire Protection / Water Supply		$420,000		1.18%
Rolling Stock		$190,000		0.53%
Site Costs		$851,000		2.39%
Railroad		$1,430,000		4.02%
Financing Costs		$1,290,000		3.62%
Thermal Oxidizer		$1,000,000		2.81%

Total Uses of Funds		$35,606,000		100.00%

Because we must secure a significant amount of debt, we will first pay financing costs of approximately $1,290,000. This is an estimate and our actual debt financing expenses could be substantially higher.  We will have significant operating costs prior to the receipt of revenue from the sale of ethanol and distillers grains.  Among these costs is the cost of insurance.  The Board of Directors is currently researching various insurance structures for directors and officers’ insurance, general liability insurance and property insurance. We are reserving approximately $865,000 to cover costs associated with securing appropriate insurance coverage and other organizational expenses. This reserve amount is based on an estimate only and our actual insurance costs may exceed the reserve amount.  We are also reserving funds for start up costs, such as $300,000 to pay general and administrative costs for managerial fees, out-of-pocket reimbursements and general office expenses.  Our actual general and administrative expenses may exceed this amount. We will also have preproduction costs for inventory and other expenses.  It is possible that lenders may require a performance bond for the construction of the Plant.  Payment for such a bond will be our responsibility.  We anticipate that such a bond will cost approximately $300,000.  The remainder of the funds will be used to pay construction costs, such as digging, laying foundations, purchasing and installing equipment, and constructing buildings.

Administration

We currently have an office staff comprised of two full-time and two part-time employees.  One of the full-time employees, Jill Zimmerman, is also a director of the company.  The staff is dedicated to coordinating our campaign to complete our equity drive and to complying with state and federal regulations in the process.  We are also dependent on our board of directors to maintain our books and records.  These individuals are ultimately responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel.  Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest.  We have allocated funds in our capital structure for these expenses, but cannot assure you that the funds allocated will be sufficient to cover these expenses.  We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Employees

Upon completion of the ethanol plant, we intend to hire approximately 32 additional employees. Approximately ten of our employees will be involved primarily in management and administration and the remainder will be involved primarily in Plant operations.

The following table represents some of the anticipated positions within the Plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $141,704 and total assets of $565,348.  Our total assets include $259,411 of prepaid offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a total of $610,000 in seed capital, which we have used to fund our organization and operation to date.  As of March 31, 2003, we had current liabilities of $206,408, which consists primarily of our accounts payable.  Since our inception through March 31, 2003, we have an accumulated deficit of $861,060.  Total members’ equity as of March 31, 2003 was $358,940.  Since our inception, we have generated no revenue from operations.

We are seeking to raise a minimum of $9,000,000 and a maximum of $18,000,000 in the Offering. Depending on the results of the Offering, we believe that the project will cost a total of approximately $35,600,000.  We plan to finance the project with seed capital, proceeds from the Offering, government grants and debt financing.  The amount of debt financing that we need depends on the results of the Offering and whether we receive all of our anticipated grant proceeds.  We anticipate that we will need approximately $26,600,000 in debt financing if we raise the minimum amount offered in the Offering, and approximately $17,600,000 if we raise the maximum amount offered.  The amount of debt financing we need may decrease if we receive additional grants.  We have no commitments for the debt financing that we need or for any additional grants.  Completion of the proposed ethanol plant depends on our ability to close on our debt financing and satisfy all conditions for breaking escrow and closing on the Offering.

We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations.  We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories.  In addition to repaying the principal, we plan to pay interest on the loan at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender.  We intend to capitalize all of our interest until we commence start-up operation, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business. We currently have no commitment for any financing.

Item 3.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), William R. Pracht, and our Treasurer (the principal financial officer), Jill A. Zimmerman, have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)                                 Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-96703) effective on January 24, 2003.  We commenced our initial public offering of our units shortly thereafter.  We have not closed the Offering and are continuing to offer the units. Our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay our officers or directors any compensation for services related to the offer or sale of the units. One of our directors, Jill Zimmerman, is employed on a full-time basis as our equity manager. Her compensation is a fixed annual salary.

We registered a total of 18,000 units with an aggregate gross offering price of $18,000,000, or $1,000.00 per unit.  We intend to close the Offering on January 24, 2004.  As of May 1, 2003, we have received subscriptions for approximately 1,657 units, or an aggregate of $1,657,000 of subscription payments in the form of cash and notes.

We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

•                                 the subscription proceeds in the escrow account equals or exceeds $9.0 million (exclusive of interest);

•                                 we obtain a written debt financing commitment sufficient to carry out our business plan;

•                                 we elect, in writing, to terminate the escrow agreement; and

•                                 release is approved by the Kansas Securities Commission.

From January 24, 2003  (the effective date of the registration statement) to March 31, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters, or other expenses.  From January 24, 2003 (the effective date of the registration statement) to March 31, 2003, we did not receive or use any net offering proceeds.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

10.1                           Site Option Extension from the City of Garnett, Kansas

99.1                           Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, L.L.C.

Date:	May 14, 2003	/s/ William R. Pracht
William R. Pracht
President (Principle Executive Officer)

Date:	May 14, 2003	/s/ Jill A. Zimmerman
Jill A. Zimmerman
Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, William R. Pracht, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of East Kansas Agri-Energy, L.L.C.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5                                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ William R. Pracht
President

I, Jill A. Zimmerman, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of East Kansas Agri-Energy, L.L.C.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ Jill A. Zimmerman
Treasurer