Form 10QSB
period 2003-06-30
EAST KANSAS AGRI ENERGY LLC
filed 2003-08-14
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

(785) 448-2888
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                             ☒  Yes                                                 ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as if the latest practicable date:  As of June 30, 2003, there were 1,220 units outstanding.

Transitional Small Business Disclosure Format (Check one):                                                  ☐  Yes                                          ☒  No

PART I.          FINANCIAL INFORMATION

Item 1.           Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

EAST KANSAS AGRI-ENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
JUNE 30, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$97,979
Accounts receivable - grant	39,811
Prepaid offering costs	252,411
Prepaid expense	7,893
Total current assets	398,094

PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,490
Construction in progress	69,090
85,580
Less accumulated depreciation	1,832
83,748
OTHER ASSETS
Land option	10,000

Total assets	$491,842

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$75,000
Accounts payable
Trade	42,380
Related party	15,000
Accrued payroll, taxes, and withholdings	6,342
Total current liabilities	138,722

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Capital contributions, 20,000 units authorized, 1,220 units issued and outstanding	1,220,000
Deficit accumulated during the development stage	(866,880)
Total members' equity	353,120

Total liabilities and members' equity	$491,842

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

					From January 3
	Three Months	Six Months	Three Months	Six Months	2001 (Date of
	Ended	Ended	Ended	Ended	Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2003	2002	2002	2003

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES
Organizational expenses	—	—	—	—	3,643
Start-up expenses
	6,078	86,291	47,105	71,164	247,110
	6,078	86,291	47,105	71,164	250,753
OTHER INCOME
Interest income	258	1,416	900	1,188	6,404
Other income	—	—	—	2,000	2,000
	258	1,416	900	3,188	8,404

NET LOSS	$(5,820)	$(84,875)	$(46,205)	$(67,976)	$(242,349)

BASIC AND DILUTED LOSS PER UNIT	$(4.77)	$(69.57)	$(37.87)	$(65.68)

WEIGHTED AVERAGE UNITS
OUTSTANDING, BASIC AND DILUTED	1,220	1,220	1,220	1,035

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

			Deficit
			Accumulated
			During the
		Contributed	Development
	Units	Capital	Stage	Total

Balance, January 3, 2001	—	$—	$—	$—
(Date of Inception)

Net loss for the period ended December 31, 2001	—	—	(30,484)	(30,484)

Balance as of December 31, 2001	—	—	(30,484)	(30,484)

Units issued	1,220	610,000	—	610,000

Impact of units issued at a discount	—	610,000	(610,000)	—

Cost of raising capital	—	—	(14,398)	(14,398)

Net loss for the six months ended June 30, 2002	—	—	(67,976)	(67,976)

Balance as of June 30, 2002	1,220	1,220,000	(722,858)	497,142

Net loss for the six months ended December 31, 2002	—	—	(59,147)	(59,147)

Balance as of December 31, 2002	1,220	1,220,000	(782,005)	437,995

Net loss for the six months ended June 30, 2003	—	—	(84,875)	(84,875)

Balance as of June 30, 2003	1,220	$1,220,000	$(866,880)	$353,120

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			From January 3,
	Six Months	Six Months	2001 (Date of
	Ended	Ended	Inception) to
	June 30,	June 30,	June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,875)	$(67,976)	$(242,349)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	1,434	—	1,832

Increase in current assets
Accounts receivable	(39,811)	—	(39,811)
Prepaid expense	(7,893)	—	(7,893)
Increase (decrease) in current liabilities:
Accounts payable	(16,000)	46,332	57,380
Accrued payroll, taxes, and withholdings	4,934	—	6,342
Net cash used for operating activities	(142,211)	(21,644)	(224,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,890)	—	(16,490)
Purchase of land option	(5,000)	(5,000)	(10,000)
Construction in process	(6,847)	(36,429)	(69,090)
Net cash used for investing activities	(21,737)	(41,429)	(95,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(112,263)	(31,339)	(266,942)
Proceeds from notes payable	—	—	137,000
Repayment of notes payable	—	(126,000)	(137,000)
Proceeds from long-term debt	—	—	75,000
Capital contributions	—	555,000	610,000
Net cash provided by (used for) financing activities	(112,263)	397,661	418,058

NET INCREASE IN CASH AND CASH EQUIVALENTS	(276,211)	334,588	97,979

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	374,190	186,809	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,979	$521,397	$97,979

NON CASH INVESTING AND FINANCING ACTIVITIES

Property, Plant, and Equipment costs incurred	$—	$—	$13,112

Cost of raising capital reclassified to members' equity	$—	$—	$14,398

Capital contributions issued at discount	$—	$—	$610,000

Prepaid expenses reclassified to cost of raising capital	$—	$35,754	$—

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a development stage Kansas limited liability company) to be located in Garnett, Kansas, was organized to pool investors to build a 20 million gallon ethanol plant with distribution within the United States. Construction is projected to begin in the year 2003. As of June 30, 2003, the Company is in the development stage with its efforts being principally devoted to organizational and financing activities.

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

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. As of June 30, 2003, there were no units includable in diluted earnings per unit related to subscribed units as the calculation would have been antidilutive.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

(continue on next page)

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

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

The Company has an agreement with its former project coordinator to defer a portion of fees earned until stock sales are authorized. The former project coordinator provides limited service on an ongoing basis. The deferred amount included in accounts payable — related party as of June 30, 2003 was $15,000.

On May 14, 2002, the Company entered into an option to purchase real property for the plant site with a fair value of approximately $172,500. The option is for the purchase of approximately 23 acres within the Golden Prairie Industrial Park of the City of Garnett, Kansas for $1. The option was extended and expires on June 1, 2004.

The Company entered into an agreement for preliminary engineering for the proposed ethanol plant with Fagan Engineering LLC. The agreement obligates the Company for no more than $30,000, of which approximately $11,000 had been incurred as of June 30, 2003.

During the six months ended June 30, 2003, the Company terminated its agreement with Value Add Ventures, LLC (VAV). The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380. The Company and VAV are negotiating settlement of this contract. The Company has recorded a liability related to this agreement of $5,847 as of June 30, 2003.

The Board of Directors approved a registration statement filed with the Securities and Exchange Commission for the sale of units in an initial public offering. A minimum of 9,000 units and a maximum of 18,000 units (exclusive of units issued prior to the initial public offering) will be offered for sale in the public offering at a price of $1,000 per unit. Each investor is required to purchase a minimum of 10 units. The minimum amount of the offering is $9,000,000, with a maximum potential amount raised of $18,000,000. In the event subscriptions for the minimum are not received and accepted or events occur that prevent the escrow from being broken (such as non-execution of debt financing agreements), amounts received from subscriptions will be returned to the purchaser with interest based on interest earned on the escrow account, less applicable fees. Subscriptions require submission of 10% of the offering price, with the remaining amount subject to call of the Board of Directors. In the event a subscriber does not pay for their units in full, all amounts previously collected are forfeited to the Company. As of June 30, 2003 the amount held in escrow totaled $341,900 representing subscriptions of $3,149,000 for 3,149 units. Amounts held in escrow are not included in the accompanying financial statements as the Company does not have title to the proceeds of the subscriptions until the terms of the escrow agreement have been met and the subscriptions are released to the Company.

(continued on next page)

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

NOTE 4 - VALUE ADDED GRANT

During the three months ended June 30, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. The Company qualified for reimbursement of $34,687 and $94,134 of costs, of which $9,459 and $34,240 related to cost of raising capital and $25,228 and $59,894 was recorded as a reduction of start-up costs for the three and six months ended June 30, 2003, respectively.

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

Plan of Operation to Start-up of the Ethanol Plant

We expect to spend the next 21 months in financing, design-development and construction of the Plant.  During the time preceding completion of this Offering, we will identify and interview senior bank lenders to obtain needed debt financing. We intend to begin this process by identifying regional lenders that are able to fund projects of the size of our Plant and inviting those lenders to inform us of their level of interest in offering us debt financing.  We will then determine which of those lenders have the least restrictive requirements of us and the terms that are most favorable to us.  We expect to have the senior bank loan commitment from a major financing institution or institutions in place at approximately the closing of this Offering.

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

We had employed Value Add Ventures, LLC to assist in raising equity for our Company.  We have terminated that agreement and are not currently using any consultants for such assistance.

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

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $97,979 and total assets of $491,842.  Our total assets include $252,411 of prepaid offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a total of $610,000 in seed capital, which we have used to fund our organization and operation to date.  As of June 30, 2003, we had current liabilities of $138,722, which consists primarily of our accounts payable.  Since our inception through June 30, 2003, we have an accumulated deficit of $866,880.  Total members’ equity as of June 30, 2003 was $353,120.  Since our inception, we have generated no revenue from operations.

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

Item 3.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), William R. Pracht, and our Treasurer (the principal financial officer), Jill A. Zimmerman, have reviewed our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)                                 Changes in Internal Controls.

Our President (the principal executive officer), William R. Pracht, and our Treasurer (the principal financial officer), Jill A. Zimmerman, have evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this quarterly report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We registered a total of 18,000 units with an aggregate gross offering price of $18,000,000, or $1,000.00 per unit.  We intend to close the Offering on January 24, 2004.  As of June 30, 2003, we have received subscriptions for approximately 3,149 units, or an aggregate of $3,149,000 of subscription payments in the form of cash and notes.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

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

From January 24, 2003  (the effective date of the registration statement) to June 30, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters, or other expenses.  From January 24, 2003 (the effective date of the registration statement) to June 30, 2003, we did not receive or use any net offering proceeds.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. § 1350

 (b)                              Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, L.L.C.

Date:	August 14, 2003	/s/ William R. Pracht
William R. Pracht
President (Principle Executive Officer)

Date:	August 14, 2003	/s/ Jill A. Zimmerman
Jill A. Zimmerman
Treasurer (Principal Financial and Accounting Officer)