Form 10KSB
period 2003-12-31
EAST KANSAS AGRI ENERGY LLC
filed 2004-03-30
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003

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

(785) 448-2888
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒  Yes            ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year.   None

As of March 6, 2004, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $1,220,000.

As of March 6, 2004, there were 1220 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    None.

Transitional Small Business Disclosure Format (Check one):                    ☐  Yes            ☒  No

PART I.

ITEM 1.                                                   DESCRIPTION OF BUSINESS.

East Kansas Agri-Energy, L.L.C. was formed as a Kansas limited liability company on October 16, 2001.  References to “we”, “us”, “our” and the “Company” refer to East Kansas Agri-Energy, L.L.C.  We are a start-up company in the development stage.  We are organized to construct and operate an ethanol plant expected to be located near Garnett, Kansas.  Our principal business office is currently located at 210½ East 4th Avenue, Garnett Kansas 66032.  We are managed by a ten member Board of Directors.

Principal Products and Markets

We plan to build a corn-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  The ethanol plant was originally expected to process approximately 7.5 million bushels of corn and sorghum per year into 20 million gallons of denatured fuel grade ethanol, 64 thousand tons of dried distillers grains with solubles and 63 thousand tons of raw carbon dioxide gas.  We now expect to convert, on an annual basis, approximately 9 million bushels of corn and sorghum per year into 25 million gallons of denatured fuel grade ethanol, approximately 80 thousand tons of dried distillers grains with solubles and approximately 79 thousand tons of raw carbon dioxide gas.  We expect this change to result in more efficient operations.  This change is not expected to increase the cost of construction of our ethanol plant or delay its anticipated date of operation.

The principal products we expect to produce at the ethanol plant are ethanol and distiller grains.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  We expect the principal markets for our ethanol to be petroleum terminals in Kansas and the upper Midwest area.

A principal by-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distiller grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  We intend to market only DDGS and may explore possibilities of local demand for DMWS to market at least a portion of our distillers grains in this form.

We also plan to market and distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production.  On January 28, 2004, we entered in to a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey.  The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant.  The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant.  We expect to lease a parcel of our land adjacent to our ethanol plant to BOC, Group, Inc. for construction of the liquefaction plant.  We have not yet entered into a legally binding contract with BOC Group, Inc.

Local Ethanol Markets

Local markets will be limited and must be evaluated on a case-by-case basis.  Although local markets will be the easiest to service, they may be oversold, which depresses the ethanol price.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  This market will likely be serviced by rail, and is within a 450-mile radius of the plant.  We intend to construct a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures as either carbon monoxide or ozone non-attainment areas, such as:  Kansas City, Denver, Las Vegas, Minneapolis, Chicago, and St. Louis.

Generally, the regional market is good business to develop.  The freight is reasonable, the competition, while aggressive, is not too severe, and the turn-around time on the rail cars is an advantage.  In addition, it is often easier to obtain letters of intent to purchase product from regional buyers than from national buyers.  These letters, while not binding, tend to raise the comfort level of the financial lending institutions.  Not surprising in a regional market, letters of intent to purchase are taken quite seriously by the buyer.

Regional pricing tends to follow national pricing less the freight difference.  As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation.

Occasionally there are opportunities to obtain backhaul rates from local trucking companies.  These are rates that are reduced since the truck is loaded both ways.  Normally the trucks drive to the refined fuels terminals empty and load gasoline product for delivery.  A backhaul is the opportunity to load the truck with ethanol to drive to the terminal.

National Ethanol Markets

Recently, California has been the focus of a major ethanol campaign as MTBE is now being phased out.  MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  California has banned the use of MTBE beginning January 1, 2004.  Ethanol is the most readily available substitute for MTBE in this market.  MTBE is still used in significant quantities throughout the state, but ethanol use is expected to increase now that the ban is in effect.  Most California fuel refiners and blenders have already voluntarily removed MTBE from their terminals based on preparations for an earlier deadline.  California represents a market of about one billion gallons annually due to the oxygenate requirement for RFG.  The recent denial of the California RFG oxygenate waiver request has resulted in California litigating against the EPA in an effort to overturn the denial.

While there is a great deal of focus on California, another emerging ethanol market, according to the Renewable Fuels Association, is in the Northeast.  As in California, the primary drivers are the health and water concerns surrounding the use of MTBE.  For example, the state legislatures of New York and Connecticut recently have banned the use of MTBE beginning on January 1, 2004 and October 1, 2003 respectively.  Fifteen other state legislatures have phased out MTBE.  We expect ethanol to replace MTBE as the oxygenate in the RFG program and generate markets of approximately 200 million gallons per year in New York and approximately 50 million gallons per year in Connecticut, however, other MTBE replacements may capture a portion or all of these potential markets. The ultimate size of the California and Northeast markets will depend on how the RFG oxygenate and MTBE debate plays out in the political arena.

Illinois, Ohio and Minnesota are by far the largest ethanol markets.  In addition to California and the Northeast, there are also other significant national ethanol market opportunities such as Arizona, Colorado, Texas, Michigan, Wisconsin, Washington, and North Carolina.

State	Total Ethanol Consumed in Thousands of Gallons (2002)
Arizona	21,626
California	82,282
Colorado	73,493
Illinois	294,055
Minnesota	213,409
Michigan	52,043
North Carolina	48,615
Ohio	185,356
Texas	59,029
Washington	21,697
Wisconsin	74,396

Source: U.S. Department of Transportation Highway Statistics 2002

Distribution Methods

We intend to sell and market the ethanol and distillers grains produced at the plant through normal and established markets, including the local, regional and national markets described above.  We hope to market all of the ethanol produced with the assistance of one ethanol re-distributor.  We intend to engage United Bio Energy Fuels, LLC to market our ethanol and United Bio Energy Ingredients, LLC to market our distillers grains.  We have not yet entered into any agreement regarding the sale of our ethanol or distillers grains with either of these companies.  We expect to be extremely dependent upon United Bio Energy Fuels, LLC and United Bio Energy Ingredients, LLC to market our ethanol and distillers grains.

Competition

We expect to be in direct competition with other ethanol producers, many of who have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

We expect that our ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We expect to compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  We believe our plant’s proposed location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which we expect to reduce our cost of sales.

Currently, Kansas has six operating ethanol plants.  A plant near Russell, Kansas, located approximately 249 miles from our proposed plant site, produces approximately 40 million gallons per year while a plant near Campus, Kansas, located approximately 350 miles from our proposed plant site, produces approximately 30 million gallons per year.  Another plant near Colwich, Kansas, located approximately 176 miles from our proposed plant site, produces approximately 20 million gallons per year.  Plants near Garden City, Kansas, Atchison, Kansas and Leoti, Kansas each produce approximately 12, 9 and 1.5 million gallons, respectively and range from approximately 97 miles to 413 miles from our proposed plant site.  There is planned for construction a 50 million gallons per year ethanol plant near Pratt, Kansas, located approximately 239 miles from our proposed plant site, and a 40 million gallons per year plant near Phillipsburg, Kansas, located approximately 335 miles from our proposed plant site.  Missouri has two operating ethanol plants including a 40 million gallons per year plant near Macon, Missouri, located approximately 225 miles from our proposed plant site, and a 20 million gallons per year plant near Craig, Missouri, located approximately 170 miles away.  Another 40 million gallons per year plant near Malta Bend, Missouri, located approximately 156 miles from our proposed plant site, is under construction and a 30 million gallons per year plant near Laddonia, Missouri, located approximately 254 miles from our proposed plant site, is also under consideration.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.

The largest ethanol producers include Archer Daniels Midland, Cargill, MGP Ingredients, Inc., Abergoa BioEnergy Corporation, New Energy Corporation, Aventine Renewable Energy, Inc., and Verasun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce.  In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to ours.

The ethanol industry has grown to over 72 production facilities in the United States.  Industry authorities estimate that these facilities are capable of producing approximately 3.1 billion gallons of ethanol per year.  Plans to construct new plants or to expand existing plans have been announced which would increase capacity by approximately 492 million gallons per year.  We cannot determine the effect of this type of an increase upon the demand or price of ethanol.  The following table from the Renewable Fuels Association identifies the ethanol production facilities located in the U.S. as of January 2004, including plants in various stages of development and construction:

U.S. FUEL ETHANOL PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	50
	Colwich, KS		20
	Portales, NM		15
ACE Ethanol	Stanley, WI	Corn	15
Adkins Energy, LLC*	Lena, IL	Corn	40
A. E. Stanley	Loudon, TN	Corn	65
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d/b/a EXOL*	Albert Lea, MN	Corn	37
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
AL-Corn Clean Fuel*	Claremont, MN	Corn	30
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	35
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*^	West Burlington, IA	Corn		40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Cargill, Inc.	Blair, NE	Corn	83
	Eddyville, IA	Corn	35

Central Illinois Energy Cooperative*^	Canton, IL	Corn		30
Central MN Ethanol Coop*	Little Falls, MN	Corn	20
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	42
Commonwealth Agri-Energy, LLC*^	Hopkinsville, KY	Corn		20
Cornhusker Energy Lexington, LLC*^	Lexington, NE	Corn		42
Corn Plus*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	48
DENCO, LLC*	Morris, MN	Corn	21.5
ESE Alcohol Inc.	Leoti, KS	Seed Corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	48
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*^	Mason City, IA	Corn		40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Gopher State Ethanol	St. Paul, MN	Corn/Beverage Waste	15
Grain Processing Corp.	Muscatine, IA	Corn	10
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	42
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	23
Iowa Ethanol, LLC*^	Hanlontown, IA	Corn		45
James Valley Ethanol, LLC	Groton, SD	Corn	45
J.R. Simplot	Caldwell, ID	Potato waste	6

KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*^	Robinson, IL	Corn		40
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	40

Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	45
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
Atchison, KS
Mid-Missouri Energy, LLC*^	Malta Bend, MO	Corn		40
Midwest Grain Processors*	Lakota, IA	Corn	45
Midwest Renewables^	Iowa Falls, IA	Corn		40
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18

New Energy Corp.	South Bend, IN	Corn	95
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45
Otter Creek Ethanol, LLC*^	Ashton, IA	Corn		45
Parallel Products	Louisville, KY	Beverage waste	4

R. Cucamonga, CA	4
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC^	Central City, NE	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12

Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	18
Sioux River Ethanol, LLC*^	Hudson, SD	Corn		45
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45
Trenton Agri Products, LLC^	Trenton, NE	Corn		30
Tri-State Ethanol Co, LLC*	Rosholt, SD	Corn	18
United Wisconsin Grain Producers, LLC*^	Columbus, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	24
VeraSun Energy Corporation	Aurora, SD	Corn	100
Western Plains Energy, LLC*	Campus, KS	Corn	30
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3093.8
Total Under Construction/Expansions				557.0
TOTAL CAPACITY			3650.8

* farmer-owned

^ under construction

Last Updated: January 2004

The ethanol industry is very competitive.  While the ethanol industry has been growing, there is significant competition among ethanol producers.  Nationally, ethanol production is concentrated in a few large companies.  Our ethanol plant will face a competitive challenge from larger factories, from plants that can produce a wider range of products than our plant, and from other plants similar to our planned ethanol plant.

Our ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than we currently have or will have in the future.  Large ethanol producers such as Archer Daniels Midland and Cargill, among others, are capable of producing significantly greater quantities than the amount of ethanol we expect to produce. In addition, there are several mid-western regional ethanol producers, as well as others on the east and west coasts and the southern United States, that have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar or larger size to us and have similar resources to us.  In light of such competition, there is no assurance that we can successfully construct and operate the ethanol plant.

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of a federal ban, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market MTBE and other additives, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources that we have.  New products or methods of ethanol production developed by larger better-financed competitors could provide them competitive advantages over us and harm our business.

Sources of Raw Materials - Corn Feedstock Supply

We anticipate that our plant will need approximately 9 million bushels of grain per year or approximately 25,000 bushels per day as the feedstock for its dry milling process.  We anticipate establishing ongoing business relationships with local corn elevators to acquire the corn needed for the project, although we expect to acquire some corn directly from local farmers.

In the year 2000, in the 11 county area surrounding the proposed site for our ethanol plant, corn production was approximately 17 million bushels and sorghum production was approximately 8 million bushels.  The following tables summarize the approximate number of bushels of corn and sorghum produced by suppliers located within the 11 counties surrounding our proposed plant site and the three closest counties in Missouri during the year 2000:

County	Sorghum (bushels)	Corn (bushels)	Sorghum + Corn (bushels)
Anderson	1,076,000	2,346,000	3,422,000
Allen	1,096,000	1,516,000	2,612,000
Bourbon	332,000	940,000	1,272,000
Coffey	1,173,000	1,764,000	2,937,000
Douglas	234,000	2,549,000	2,783,000
Franklin	759,000	2,052,000	2,811,000
Johnson	166,000	1,119,000	1,285,000
Linn	387,000	952,000	1,339,000
Miami	348,000	1,185,000	1,533,000
Osage	1,398,000	1,357,000	2,755,000
Woodson	1,189,000	1,339,000	2,528,000
Kansas Totals	8,158,000	17,119,000	25,277,000
Cass, MO	174,000	2,931,000	3,105,000
Bates, MO	406,000	4,846,000	5,252,000
Vernon, MO	1,254,000	3,185,000	4,439,000
KS + MO Total	9,992,000	28,081,000	38,073,000

Source: U.S. Department of Agriculture Statistics 2000

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant.  However, there is no assurance that we will be able to purchase grain for these prices.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  The price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  We have determined that the average price for corn for the fourteen Kansas counties surrounding our proposed plant site over the last ten years has been approximately $2.34 per bushel.  We have also determined that the average price for sorghum for the fourteen Kansas counties surrounding our proposed plant site over the last ten years has been approximately $2.13 per bushel.

We have engaged ProExporter Network of Olathe, Kansas to perform a corn origination study.  We expect that this will include a corn origination analysis, flat price history, small area supply demand, and a basis impact analysis.

We also intend to engage United Bio Energy Trading, LLC to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through the grain elevators.  United Bio Energy Trading, LLC is expected to coordinate corn deliveries between the railroad and the participating elevators.  We intend to buy as much grain as possible from local producers, members as well as non-members, and from local elevators.  We may purchase additional grain from outside of our trade area as need and price dictates.

Due to fluctuations in the price of corn, we intend to utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing.  We anticipate that most of our grain will be acquired in this manner.  We intend to do this to help guard against price movements that often occur in corn markets.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers dried grains.  Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control.  We may incur such costs and they may be significant.

Utilities

The plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate.  We have not yet entered into agreements with providers of these utilities.

Natural Gas

We anticipate that our ethanol plant will require a natural gas supply of at least .925 billion cubic feet per year at a minimum rate of 100 MCF per hour and at a minimum of 200 psig at the plant site.  To access sufficient supplies of natural gas to operate the ethanol plant, a connection to a distribution pipeline located underground at our site will be required.  We have no current agreement with any third party to construct such a connection.

We anticipate that natural gas may also be procured from various suppliers on the open market and we could enter into a contract for distribution services that would include the costs of construction of the connection to the underground pipeline to our ethanol plant.  We currently have no agreement with a natural gas supplier.  We anticipate entering into an agreement with a natural gas supplier before we begin construction of the ethanol plant and that the natural gas supply will be sufficient to meet our needs; however, we do not anticipate that our natural gas supplier will guarantee that the natural gas supply will be uninterrupted.  We intend to purchase a propane tank to serve as a back-up energy source in the event of interruption of our natural gas supply; we expect that our back-up propane tank will allow us to continue operations for about three to four days.

Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations.

We have engaged U.S. Energy Services, Inc. of Wayzata, Minnesota to provide natural gas management services including assistance with negotiation of our natural gas supply and transportation.

Electricity

The proposed ethanol plant will require a continuous supply of approximately 18,750 kVA, 12,400-volt electrical energy.  We expect to purchase electricity from the City of Garnett, but have not yet entered into any agreement with the city regarding the specific type and nature of service to be provided.  We anticipate doing so before we begin construction of the ethanol plant.

We have also engaged U.S. Energy Services, Inc. to provide consulting and energy management services for supplies of electricity.

Water

We will require a significant supply of water.  Fresh water requirements for a 25 million gallon per year ethanol plant are approximately 225 gallons per minute.  Much of the water used in an ethanol plant is recycled back into the process.  There are, however, certain areas of production where fresh water is needed.  Those areas include boiler makeup water and cooling tower water.  Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process.  Cooling tower water is non-contact water (it does not come in contact with the mash) and, therefore, can be recycled back into the cooling tower process.  The makeup water requirements for the cooling tower are primarily a result of evaporation.  Depending on the type of technology utilized in the ethanol plant design, much of the water can be recycled back into the process, which will minimize the effluent.  This will have the long-term effect of lowering waste water treatment costs.  Many new plants today are zero or near zero effluent facilities.  At most, there should be no more than 200 gallons per minute of effluent.  We anticipate that our water requirements will be supplied through the City of Garnett at a cost of $0.50 per thousand gallons.

Letter of Intent with Fagen, Inc.

We have executed a non-binding letter of intent with Fagen, Inc. of Granite Falls, Minnesota, in connection with the design, construction and operation of the ethanol plant.  Fagen, Inc. has agreed to enter into good faith negotiations with us to prepare definitive agreements for financial, design and construction services.  ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich Kansas and is expected to be the principal subcontractor for the ethanol plant.  ICM, Inc. is expected to provide the process engineering operations for Fagen, Inc.

We have not entered into any legally binding Design-Build Contract with Fagen, Inc., but we expect to do so within thirty days.  We expect that the Design-Build Contract that we anticipate executing with Fagen, Inc. will indicate that ICM, Inc. will act as subcontractor for Fagen, Inc.  However, no assurances can be given that a Design-Build Contract will be entered into with Fagen, Inc.

It is estimated that we will pay Fagen, Inc. approximately $27,700,000 in exchange for the following services:

•                  Providing a preliminary design and construction schedule and a guaranteed maximum price for the design and construction of the ethanol plant;

•                  Assisting us with site evaluation and selection;

•                  Designing and building the ethanol plant; and

•                  Assisting us in locating appropriate operational management for the ethanol plant.

We will also be responsible for fees and expenses related to financing, such as printing and publication expenses, legal fees, ratings, credit enhancements, trustee or agent fees and any registration fees.

United Bio Energy Group

We expect to engage the United Bio Energy Group to provide us with a variety of services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management.  The United Bio Energy Group of companies was created by merging subsidiaries owned by Fagen, Inc. and ICM, Inc.  We expect that United Bio Energy Fuels, LLC will market our ethanol, United Bio Energy Ingredients, LLC will market our distillers grains and United Bio Energy Trading, LLC will provide consulting services with respect to commodity trading and hedging.  We have not yet entered into contracts with any of these companies, but expect to do so before completion of construction.

Fagen Engineering, LLC

We have engaged Fagen Engineering, LLC to provide preliminary civil engineering for our ethanol plant.  The estimated fees proposed for preliminary site development and a deliverable site are $30,000.

Value Added Ventures, LLC

On July 1, 2002, we entered into an agreement with Value Added Ventures, LLC to engage Value Added Ventures, LLC as our project consultant.  We terminated this agreement effective approximately February 14, 2003.

Effect of Governmental Regulation

Ethanol has important applications, primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is heavily dependent, however, on several economic incentives to produce ethanol, including federal ethanol supports.

Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil.  As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline.  The exemption for a 10% ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol.  Under current legislation, the federal gasoline tax exemption for a 10% ethanol blend is 5.2 cents per gallon.  The exemption will gradually drop to 5.1 cents in 2005.  This federal tax exemption is scheduled to expire in 2007.

A bill (S. 791, 108th Cong.) including provisions known as the Renewable Fuels Standard has been introduced in the United States Senate.  It would revise the current method in which fuel ethanol use is required.  The proposed legislation would determine the specific volume of ethanol to be used in gasoline on a nationwide basis.  The anticipated volumes would begin in the year 2004 at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons in 2012.  However, consideration of the bill has been postponed indefinitely.

Congress is currently considering amending the present excise tax structure.  Currently, ethanol-blended fuel is taxed at a lower rate than regular gasoline (5.2 cents on a 10% blend).  If enacted, the existing ethanol excise tax exemption would be eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected and allocated to the highway trust fund.  In place of the current exemption, the bill creates a new volumetric ethanol excise tax credit (VEETC) of 52 cents per gallon of ethanol blended.  Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow greater refinery flexibility in blending ethanol.

The ethanol industry and our business will depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to produce and sell our ethanol.

Costs and Effects of Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations and we will be required to obtain a number of environmental permits to construct and operate the plant.  We have engaged Environmental Resource Group of Minneapolis, Minnesota, to coordinate and assist us with obtaining proper permits and to advise us on environmental compliance generally.

We will be required obtain air pollution construction permits, a pollutant discharge elimination system permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  In addition, we will be required to complete a spill prevention control and countermeasures plan prior to commencement of plant operations.  The air pollution construction permit and the storm water discharge permit is expected to cost approximately $25,000.  The other permits are expected to cost less than $70,000.  The cost of ongoing compliance for the operation of the ethanol plant, which compliance includes notification, reporting, monitoring, inspection and record keeping, is expected to cost less than $50,000 for equipment and less than $40,000 per year for labor.

We received our Air Emission Source Construction Permit on June 3, 2003.  This permit is required prior to beginning construction on our ethanol plant.  Even if we are successful in obtaining all of the other permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Kansas’ environmental administrators. Kansas and EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Employees

We currently have an office staff comprised of two full-time and two part-time employees.  One of the full-time employees, Jill Zimmerman, is also a director and the principal financial officer of the company.  See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 2.                                                   DESCRIPTION OF PROPERTY.

We plan to acquire 23 acres of land in the Golden Prairie Industrial Park on the edge of Garnett, Kansas to construct our ethanol plant.  We have received an option to purchase the real estate from the City of Garnett, Kansas.  That option was obtained for a cost of $1.00 and was scheduled to expire on December 1, 2002, but was extended for six months to June 3, 2003.  The option granted us the right to purchase the real estate for $1.00.  On May 13, 2003, the Garnett City Commission extended the option for another year to June 1, 2004.  The option was extended without additional costs to us.

We have also received an option to purchase ten acres of real estate in Anderson County, Kansas from Clarence L White and Berniece F. White to allow the placement of a railroad spur from the proposed plant site to existing Union Pacific Railroad track in Garnett, Kansas.  That option granted us the right to purchase approximately ten acres for $9,000 per acre and was obtained at a cost of $5,000.  The option was scheduled to expire on March 31, 2003, but was extended until March 14, 2004 in exchange for an additional payment of $5,000.  The option was extended a second time to July 1, 2004 for an additional $5,000 payment.  The purchase price of the land will be reduced by the amounts paid for the option and extensions.  The real estate was used as a surface dumpsite many years ago and waste needs to be moved and buried.  The estimated cost to clean up the site is $7,500 which we expect will be completed by June 30, 2004.  The City of Garnett, Kansas has applied for grant funds to pay for clean up required on the site.

ITEM 3.                                                   LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding nor are we aware of any proceeding contemplated by a governmental authority.

ITEM 4.                                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We submitted no matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.                                                   MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for membership units.  As of December 31, 2003, there are approximately 122 holders of our membership units.

Distributions are payable at the discretion of our board of directors, subject to the provisions of the Kansas Limited Liability Company Act and our amended and restated operating agreement.  The board has no obligation to distribute profits, if any, to members.  We have not declared or paid any distributions on our units.  In addition, distributions may be restricted by loan covenants in our construction loan and financing agreements.

ITEM 6.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements, in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Overview

East Kansas Agri-Energy, LLC was formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett, Kansas.  We expect the project to cost approximately $37,000,000.  We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-96703) as amended, which was declared effective on January 24, 2003 and terminated January 24, 2004.  The offering was for a minimum $9,000,000 and a maximum of $18,000,000.  During the offering we sold 13,457 membership units for a total of $13,457,000 in subscription proceeds.  The proceeds were placed in an account with Garnett State Savings Bank subject to an escrow agreement dated November 14, 2002 and amended effective December 31, 2003.

Additionally, as of December 31, 2003, we had raised approximately $610,000 in seed capital.  The seed capital was raised through two offerings.  On January 2, 2002, we issued 110 membership units to our directors for $500 per unit in an offering exempt from federal and state registration.  On February 1, 2002, we issued 1,110 membership units to other seed capital investors for $500 per unit in an offering registered with the state of Kansas and exempt from federal registration.

We have received a written debt financing commitment consisting of a term loan of $20,000,000 and a $1,000,000 line of credit from Home Federal Savings Bank of Rochester, Minnesota.  We have also received a written commitment from Fagen, Inc. to provide subordinated debt financing of up to $2,000,000.  In return for the written commitment for subordinated debt financing from Fagen Inc., we have agreed to engage the United Bio Energy Group of companies to provide us services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management.  The United Bio Energy Group was created by merging subsidiaries owned by Fagen, Inc. and ICM, Inc.

We released proceeds of our equity offering from escrow on March 22, 2004.  We placed $150,000 of the proceeds in our money market account with Garnett State Savings Bank to cover our short-term development needs.  The remaining proceeds were placed in a separate account with Garnett State Savings Bank and will be governed by a Master Repurchase Agreement executed with Garnett State Savings Bank on March 16, 2004.  We may draw on these funds at any time, but do not intend to do so prior to the commencement of substantial construction of the ethanol plant.

We plan to build a corn-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  The ethanol plant was originally expected to process approximately 7.5 million bushels of corn and sorghum per year into 20 million gallons of denatured fuel grade ethanol, 64 thousand tons of dried distillers grains with solubles and 63 thousand tons of raw carbon dioxide gas.  We now expect to convert , on an annual basis, approximately 9 million bushels of corn and sorghum per year into 25 million gallons of denatured fuel grade ethanol, approximately 80 thousand tons of dried distillers grains with solubles and approximately 79 thousand tons of raw carbon dioxide gas.  We expect this change to result in more efficient operations.  This change is not expected to increase the cost of construction of our ethanol plant or delay its anticipated date of operation.

We expect that the project will cost approximately $37,000,000.  We are still in the development phase, and until the proposed ethanol plant is operational, will generate no revenue.  We anticipate that accumulated losses will continue to increase until the ethanol plant is operating.  We expect that it will take approximately 14 to 16 months from the date we released funds from escrow to construct the ethanol plant and commence start-up operations.  Our anticipated date of substantial completion is currently summer of 2005.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months in design development and construction of the ethanol plant. We plan to negotiate and execute finalized contracts needed in connection with the construction and operation of the ethanol plant, including the provision of electricity, natural gas and other power sources, and marketing agreements for ethanol and distiller grain sales.  We are currently in the process of negotiating a Design-Build Contract with Fagen, Inc.  We expect that initial start-up and operations of the plant will be under the general direction and guidance of Fagen, Inc. employees, the United Bio Energy Group and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. or the United Bio Energy Group.  We further anticipate that additional on-site support will be provided by Fagen, Inc. or the United Bio Energy Group for the first 30 days of plant operation.

We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months.  These estimates are based upon consultation with Fagen, Inc. who is expected to be act as our Design-Builder, ICM, Inc. who is expected to act as our prime subcontractor, and financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled “Risk Factors.”

USE OF FUNDS

Plant construction	$27,700,000
Land & site development costs	900,000
Railroad	1,210,000
Fire Protection / Water Supply	420,000
Construction insurance costs	65,000
Construction contingency	600,000
Capitalized interest	500,000
Rolling stock	190,000
Start up costs:
Financing costs	550,000
Organization costs	650,000
Pre Production period costs	500,000
Spare parts - process equipment	200,000
Working capital	2,165,000
Inventory - corn and milo	450,000
Inventory - chemicals and ingredients	250,000
Inventory - Ethanol and DDGS	650,000

37,000,000

We expect the total funding required for the plant to be $37,000,00.  We estimate that we will need approximately $27,700,000 to construct the plant and a total of approximately $9,300,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  The total project cost has increased.  The change includes a $2,455,000 increase to Inventory and Working Capital resulting from our decision to increase our expected annual production of fuel grade ethanol from 20 million gallons to 25 million gallons.

Based upon offering proceeds of $13,457,000, seed capital proceeds of $610,000, a term loan of $20,000,000, a line of credit of $483,000, grant financing of $450,000, and subordinated debt of $2,000,000, we expect that we will have approximately $37,000,000 of capital available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

We expect to engage the United Bio Energy Group to provide ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management.  We anticipate entering into an agreement with the United Bio Energy Group prior to substantial completion of construction of the ethanol plant.

Employees

Upon completion of the ethanol plant, we intend to hire approximately 31 full-time employees.  Approximately three of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  We expect that the United Bio Energy Group will also employ and provide our General Manager.  Accordingly, we expect approximately 32 full-time personnel at the ethanol plant.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend will be employed for each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $42,587 and total assets of $431,625.  Our total assets include $262,869 of prepaid offering costs related to the offering.  Upon issuance of the units from the offering, these costs will be netted against the proceeds received.  To date, we have raised a total of $610,000 in seed capital, which we have used to fund our organization and operation to date.  As of December 31, 2003, we had current liabilities of $152,250, which consists primarily of our accounts payable and a note payable to the Kansas Department of Commerce and Housing.  Since our inception through December 31, 2003, we have an accumulated deficit of $940,625.  Total members’ equity as of December 31, 2003 was $279,375.  Since our inception, we have generated no revenue from operations.  For the year ended December 31, 2003, we have a net loss of $158,620 primarily due to start-up costs.

Subsequent to the period covered by this report, we have received a written debt financing commitment consisting of a term loan of $20,000,000 and up to a $1,000,000 line of credit from Home Federal Savings Bank of Rochester, Minnesota.  The loan commitment requires a minimum of $17,000,000 of equity, grants or subordinate debt, with at least $14,800,000 of equity and grants.  The loan commitment provides that interest will be variable of prime plus 1.5% with a floor of 6%, with a maturity of up to ten years on the term debt and the line of credit subject to annual renewal.  We expect that the senior debt facility would be secured by substantially all of our assets.  We have also received a written commitment from Fagen, Inc. to provide subordinated debt financing of up to $2,000,000.  The commitment provides for 9% interest and repayment over a term not to exceed ten years.

We received a Value-Added Agricultural Product Market Development Grant of $450,000 from the USDA, which is a matching grant to be used for start-up costs.

We will be applying for a grant from the USDA’s Commodity Credit Corporation. Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million under the program.  However, some ethanol producers have received more than this amount when the start-up period has extended over more than one fiscal year of the U.S. government.  Because we expect to be an eligible producer and to annually utilize approximately 9 million bushels of corn annually in the increased production of ethanol, we expect to potentially receive a maximum award of approximately $7.5 million.  However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  We expect to be eligible to receive an award under the program only once during the life of our project.  The Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the CCC program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

The following schedule sets forth our estimated sources of funds.  This schedule could change in the future depending on whether we receive additional offering proceeds and grants.  The schedule may also change depending on the level of subordinated debt incurred.

Source of Funds		Percent of Total
Member Equity	$14,067,000	38.02%
Term Debt	$20,000,000	54.05%
Subordinated Debt	$2,000,000	5.41%
Line of Credit	$483,000	1.31%
Grants	$450,000	1.22%

Total Sources of Funds	$37,000,000	100.00%

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.                                                   FINANCIAL STATEMENTS.

EAST KANSAS AGRI-ENERGY, LLC

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

EAST KANSAS AGRI-ENERGY, LLC

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

East Kansas Agri-Energy, LLC

Garnett, Kansas

We have audited the accompanying balance sheets of East Kansas Agri-Energy, LLC, (a development stage limited liability company) as of December 31, 2003 and 2002, and the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2003 and 2002 and the period from January 3, 2001 (inception) to December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Kansas Agri-Energy, LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 22, 2004

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,587	$374,190
Grant receivable	27,059	—
Prepaid offering costs	262,869	140,148
Prepaid expense	1,419	—
Total current assets	333,934	514,338

PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,490	6,600
Construction in progress	74,695	62,243
	91,185	68,843
Less accumulated depreciation	3,494	398
	87,691	68,445
OTHER ASSETS
Land option	10,000	5,000

Total assets	$431,625	$587,783

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$75,000	$75,000
Accounts payable
Trade	45,309	47,883
Related party	25,200	25,497
Accrued payroll, taxes, and withholdings	5,928	1,408
Accrued interest	813	—
Total current liabilities	152,250	149,788

MEMBERS’ EQUITY
Capital contributions, 20,000 units authorized, 1,220 units issued and outstanding	1,220,000	1,220,000
Deficit accumulated during the development stage	(940,625)	(782,005)
Total members’ equity	279,375	437,995

Total liabilities and equity	$431,625	$587,783

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003	Year Ended December 31, 2002	From January 3, 2001 (Date of Inception) to December 31, 2003

REVENUE	$—	$—	$—

OPERATING EXPENSES
Organizational expenses	—	—	3,643
Start-up expenses	159,262	133,978	320,081
	159,262	133,978	323,724
OTHER INCOME (expense)
Interest income	1,773	4,855	6,628
Interest expense	(1,131)	—	(1,131)
Other income	—	2,000	2,000
	642	6,855	7,497

NET LOSS	$(158,620)	$(127,123)	$(316,227)

BASIC AND DILUTED LOSS PER UNIT	$(130)	$(113)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	1,220	1,128

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CANGES IN MEMBER’S EQUITY

	Units	Contributed Capital	Deficit Accumulated During the Development Stage	Total

Balance, January 3, 2001 (Date of inception)	—	$—	$—	$—

Net loss for the period ended December 31, 2001	—	—	(30,484)	(30,484)

Balance as of December 31, 2001	—	—	(30,484)	(30,484)

Units issued	1,220	610,000	—	610,000

Impact of units issued at a discount	—	610,000	(610,000)	—

Cost of raising capital	—	—	(14,398)	(14,398)

Net loss for the year ended December 31, 2002	—	—	(127,123)	(127,123)

Balance as of December 31, 2002	1,220	1,220,000	(782,005)	437,995

Net loss for the year ended December 31, 2003	—	—	(158,620)	(158,620)

Balance as of December 31, 2003	1,220	$1,220,000	$(940,625)	$279,375

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2002	From January 3, 2001 (Date of Inception) to December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(158,620)	$(127,123)	$(316,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,096	398	3,494
Increase in current assets
Grant receivable	(27,059)	—	(27,059)
Prepaid expense	(1,419)	—	(37,173)
Increase (decrease) in current liabilities
Accounts payable	5,384	26,410	43,239
Accrued payroll, taxes, and withholdings	4,520	1,408	5,928
Accrued interest	813	—	813
Net cash (used in) operating activities	(173,285)	(98,907)	(326,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(11,470)	(5,020)	(16,490)
Purchase of land option	(5,000)	(5,000)	(10,000)
Construction in process	(6,271)	(50,803)	(57,074)
Net cash (used in) investing activities	(22,741)	(60,823)	(83,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(135,577)	(81,889)	(231,864)
Proceeds from notes payable	—	—	137,000
Repayment of notes payable	—	(126,000)	(137,000)
Proceeds from long-term debt	—	—	75,000
Capital contributions	—	555,000	610,000
Net cash provided by financing activities	(135,577)	347,111	453,136

NET INCREASE IN CASH AND CASH EQUIVALENTS	(331,603)	187,381	42,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	374,190	186,809	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,587	$374,190	$42,587

Continued on Next Page

	Year Ended December 31, 2003	Year Ended December 31, 2002	From January 3, 2001 (Date of Inception) to December 31, 2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$318	$—	$318

NON CASH INVESTING AND FINANCING ACTIVITIES
Prepaid expenses reclassified to deferred offering costs	$—	$35,754	$35,754

Deferred offering costs incurred	$9,649	$22,505	$9,649

Property, plant, and equipment costs incurred	$17,621	$13,020	$17,621

Cost of raising capital reclassified to members’ equity	$—	$14,398	$14,398

Capital contributions issued at discount	$—	$610,000	$610,000

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a development stage Kansas limited liability company) to be located in Garnett, Kansas, was organized to pool investors to build a 20 million gallon ethanol plant with distribution within the United States.  The Company anticipates completing construction by the summer of 2005.  As of December 31, 2003, the Company is in the development stage with its efforts being principally devoted to organizational, construction and financing activities.

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

Revenue Recognition

Revenue from the production of ethanol and related products will be recorded upon delivery to customers.  Interest income is recognized as earned.

Prepaid Offering Costs

Costs incurred related to the sale of units are recorded as prepaid offering costs until the related units are issued.  Upon issuance of units, offering costs are deducted from additional paid-in capital, with any remaining amount applied to retained earnings (deficit accumulated during the development stage).  Offering costs include direct costs related to the offering such as legal fees, cost of meetings and materials and related costs associated with the Company’s private offering and initial public offering.

Property and Equipment

Property and equipment are stated at cost.  Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred.  Office equipment is depreciated over the estimated useful life of 5 to 10 years on a straight-line basis.

Construction in progress consists of amounts incurred for the engineering and other construction planning costs of the ethanol plant, capitalized interest and other costs that meet capitalization criteria.  As of December 31, 2003 and 2002, construction in progress consisted of engineering and permit application costs.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

Continued on Next Page

Other Income

Other income consists of amounts received from unaffiliated organizations to assist in the organization and development of the Company.  Amounts are recorded as other income when there is no obligation to repay the organization.

Organizational and Start-up Costs

Organizational and start-up costs are expensed as incurred.  Organizational costs consist of amounts related to the formation of the company.  Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company, which do not qualify as a capitalized cost.

Grants and Bargain Purchases

Amounts received as grants are recorded as a reduction of the expense or cost for which the grant was provided.  Amounts received as a bargain purchase are recorded as a reduction of the cost basis of the asset.

Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses.  Actual results could differ from the significant estimates used.

Income Taxes

The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes.  Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level.  Accordingly, no income tax provision has been calculated.  Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding.  For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units.  As of December 31, 2003, there was not a difference between basic and diluted earnings per unit since calculation of diluted earnings per unit for the effect of units subscribed but not issued would have been anti-dilutive.  There were no units subscribed as of December 31, 2002.

Continued on Next Page

NOTE 2 -                      NOTES PAYABLE – UNSECURED CREDITORS

During 2001, the Company borrowed $1,000 each from 137 unsecured creditors.  The amounts were received from the creditors as investments at risk, with no guarantee of repayment and no interest due on repayment.  During the year ended December 31, 2002, the Company repaid the remaining balance of these notes payable.

NOTE 3 -                      LONG TERM DEBT

Long-term obligations of the Company are summarized as follows at December 31, 2003 and 2002, respectively.

	2003	2002
Note payable to Kansas Department of Commerce and Housing (KDOCH). Repayment is contingent on the escrow related to the Company’s initial public offering being broken. If the escrow is broken by October 31, 2003, the Company will repay the amount within seven days. In the event escrow is broken after October 31, 2003, within seven days of that date, the Company will repay $75,000 plus 6.50% simple interest compounded annually from October 31, 2003.	$75,000	$75,000

Less: Current portion	75,000	75,000

Long-term portion	$—	$—

If the Company transfers the project or project rights to a location or entity outside the state of Kansas, the Company shall pay KDOCH within thirty days $75,000 plus 10% simple interest from the date funds were disbursed and an ongoing royalty of 4% of gross sales for the life of the related product.

If the Company, in exercising its best business judgment determines not to commercialize, sell, license or market its product, then no amounts shall be payable to KDOCH under this agreement in excess of the salvage or resale value of the equipment purchased.

Subsequent to December 31, 2003, the Company amended the agreement to provide a maturity date of June 1, 2004.  All remaining provisions of the original agreement remain in full force and effect.

Management estimates that the fair value of the above debt instrument is approximately $75,000 and $71,600 at December 31, 2003 and 2002, respectively.

Continued on Next Page

NOTE 4 -                      MEMBERS’ EQUITY

As specified in the Company’s Operating Agreement, voting rights are one vote for each voting unit registered in the name of such Member as shown on the Membership Registration maintained by the Company.  No Member shall directly or indirectly own or control more than 25% of the issued and outstanding voting membership interests of the Company at any time.

Income and losses of the Company shall be allocated among the Members in proportion to each Member’s respective percentage of Units when compared with the total Units issued.

The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the Board of Directors.  Any cash remaining after satisfaction of the preceding provision, as determined by the Board of Directors in its sole discretion, shall be distributed from time to time to the Members in proportion to their respective percentage of Units.  No member has the right to demand and receive any distribution from the Company other than in cash.  No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, or if the Company’s total assets would be less than the sum of its total liabilities.

Transfer, disposition or encumbrance of Capital Units is subject to certain restrictions, including approval by the Board of Directors.

Initial investors purchased their units at $500 per unit subject to a private placement memorandum.  As part of the Company’s initial public offering, units have been offered at a minimum of $1,000 per unit.  The difference has been reflected as a discount on the units and has been recorded as a distribution.

The units issued in accordance with the private placement memorandum are not subject to repurchase in the event escrow related to the initial public offering is not broken.

Upon completion of the private placement memorandum, costs related to the issuance of the units of $14,398 were charged to members’ equity.

NOTE 5 -                      GRANT INCOME

The Company received grants as follows during the period ended December 31, 2001:

Kansas Grain Sorghum Commission	$5,000
Kansas Corn Commission	7,000
Kansas Cooperative Development Center	5,000
$17,000

Each of the above grants was provided to the Company for purposes of funding a feasibility study. As of December 31, 2002, all of the above grants were received. Through December 31, 2002 and 2001, the grants have been deducted from the costs related to the feasibility study incurred and deducted from start-up expenses.

Continued on Next Page

NOTE 6 -                      RELATED PARTY TRANSACTIONS

The former project coordinator (Note 7) purchased membership units during the period ended December 31, ù 2002.

Of the previously unsecured creditors (Note 2), 122 are members of record as of December 31, 2003, owning 10 units each.

NOTE 7 -                      COMMITMENTS AND CONTINGENCIES

The Company has entered into an option agreement to purchase approximately 10 acres of land. The option was originally purchased for $5,000 and provides for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. The option was extended to March 13, 2004, and the Company paid an additional $5,000 for the extension.  Subsequent to December 31, 2003, the option was extended to July 1, 2004, and the Company paid an additional $5,000 for the extension. The purchase price of the land will be reduced by amounts previously paid for the option and extension.

The Company has an agreement with its former project coordinator to defer a portion of fees earned until stock sales are authorized. The former project coordinator provides limited service on an ongoing basis. The deferred amount included in accounts payable – related party as of December 31, 2003 and 2002 was $15,000 and $25,160, respectively.

On May 14, 2002, the Company entered into an option to purchase real property for the plant site with a fair value of approximately $172,500. The option is for the purchase of approximately 23 acres within the Golden Prairie Industrial Park of the City of Garnett, Kansas for $1. The option was extended and expires on June 1, 2004.

The Company leases office space for $550 payable on the first of each month.  The lease expired on November 30, 2003.  The Company continues to rent the office space on a month-to-month basis.  Rent expense for the years ended December 31, 2003 and 2002 was $6,600 and $3,949, respectively.

The Company entered into an agreement for preliminary engineering for the proposed ethanol plant with Fagen Engineering LLC. The agreement obligates the Company for no more than $30,000, of which approximately $17,600 had been incurred as of December 31, 2003.

During the year ended December 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV). The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380. The Company and VAV are negotiating settlement of this contract. The Company has recorded a liability related to this agreement of $5,847 as of December 31, 2003.

During the year ended December 31, 2003, the Company negotiated with a board member to perform certain consulting services which were to begin on October 1, 2003.  The parties did not execute a contract for these services.  Subsequent to December 31, 2003, the board member resigned and the Company received a claim for payment of approximately $50,000, consisting of approximately $2,000 and 48 Units of the Company.  The Company contends that since a contract was not executed and services were not performed related to the proposed agreement, no liability exists.  The Company intends to vigorously defend itself against the claim.

Continued on Next Page

The Board of Directors approved a registration statement filed with the Securities and Exchange Commission for the sale of units in an initial public offering. A minimum of 9,000 units and a maximum of 18,000 units (exclusive of units issued prior to the initial public offering) will be offered for sale in the public offering at a price of $1,000 per unit. Each investor is required to purchase a minimum of 10 units. The minimum amount of the offering is $9,000,000, with a maximum potential amount raised of $18,000,000. In the event subscriptions for the minimum are not received and accepted or events occur that prevent the escrow from being broken (such as non-execution of debt financing agreements), amounts received from subscriptions will be returned to the purchaser with interest based on interest earned on the escrow account, less applicable fees. Subscriptions require submission of 10% of the offering price, with the remaining amount subject to call of the Board of Directors. In the event a subscriber does not pay for their units in full, all amounts previously collected are forfeited to the Company. As of December 31, 2003, the amount held in escrow totaled $779,400 representing subscriptions of $6,571,000 for 6,571 units. Amounts held in escrow are not included in the accompanying financial statements, as the Company does not have title to the proceeds of the subscriptions until the terms of the escrow agreement have been met and the subscriptions are released to the Company.

The Company entered into an agreement with Garnett State Savings Bank to provide security for balances held in escrow related to subscriptions received as part of the Company’s initial public offering.  The Company has received subscriptions for the sale of 6,571 units.  The company has collected $779,400 as a result of these subscriptions and is holding these funds in escrow in accordance with the agreement.

NOTE 8 -                      CONCENTRATION OF CREDIT RISK

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

NOTE 9 -                      INCOME TAXES

As of December 31, 2003, the tax basis of assets exceeded the book basis of assets by approximately $278,000.  As of December 31, 2002, there were no significant differences between the book basis and tax basis of assets.

NOTE 10 -               VALUE ADDED GRANT

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. The Company qualified for reimbursement of $209,221 of costs, of which $60,193 related to cost of raising capital and $149,028 was recorded as a reduction of start-up costs for the year ended December 31, 2003.  In addition, at December 31, 2003 the Company was entitled to a grant receivable of $27,059 for the reimbursement of start-up costs and cost of raising capital.

Continued on Next Page

NOTE 11 -               SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company signed a letter of intent for carbon dioxide purchase agreement.  The terms provide for the purchase of all the gaseous CO2 that will be produced.  In addition, the Company will provide for nominal consideration, land suitable for erecting and operating the CO2 liquefaction plant.  The contract shall commence on or before March 1, 2005, providing the product and site is available.

Subsequent to December 31, 2003, the Company entered into a conditional loan commitment for approximately $20,000,000 of construction debt converting to term debt and a $1,000,000 line of credit.  Terms of the proposed loan agreement include a minimum of $17,000,000 of equity, grants or subordinate debt, with at least $14,800,000 of equity and grants.  Interest on the debt will be based on a variable rate structure of prime plus 1.5%, with a floor of 6%, with a maturity of up to 10 years on the term debt and the line of credit subject to renewal on an annual basis.  The term debt also includes prepayment penalties and requires compliance with certain financial covenants, including limitation of distribution of earnings of the Company and requires prepayment of principal on an annual basis determined by a portion of free cash flow or 75% of amounts received from any CCC Bio Energy Program.  Fees for origination of the loan are expected to be approximately $435,000, plus out of pocket costs related to completion of loan documentation. Collateral for the debt will include a mortgage of the property, assignment of certain agreements, and a security interest in all assets.  The commitment is conditioned upon completion of terms and conditions in form and substance satisfactory to the lender, including participation by other financial institutions of $15,000,000 and receipt of a USDA loan guarantee on $5,000,000 of the debt.

Subsequent to December 31, 2003, the Company received a commitment for subordinated debt of up to $2,000,000 from Fagen, Inc.  The proposed terms include interest at 9%, and repayment over a term not to exceed 10 years.  In addition, Fagen, Inc. has subscribed for units of the Company, and is also negotiating a contract for the construction of the ethanol plant with the Company.

Subsequent to December 31, 2003 the Company completed its initial public offering.  The Company received subscriptions for 13,457 units, which totals $13,457,000.

Subsequent to December 31, 2003, the Company closed its escrow account related to the initial public offering, and transferred $150,000 to an operating account.  The remaining proceeds were placed in a separate account with Garnett State Savings Bank and will be governed by a Master Repurchase Agreement executed with Garnett State Savings Bank.

ITEM 8.                                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Eide Bailly LLP has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.                                          CONTROLS AND PROCEDURES.

Our management, including our President (the principal executive officer), William Pracht, and our Treasurer (the principal financial officer), Jill Zimmerman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III.

ITEM 9.                                                   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

Identification of Directors, Executive Officers and Significant Employees

As of December 31, 2003, our Board of Directors consists of the following directors:

William Pracht, Chairman, President and Director, Age 46

Mr. Pracht is a farmer/rancher working near Westphalia, Kansas and is one of the community leaders of the Cherry Mound 4-H Club as well as a member of the Anderson County Fair Board.  At the present time he is serving on the Kansas Livestock Association Board of Directors as well as Chairman of the Tax Committee.

Mr. Pracht has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Roger Brummel, Vice-Chairman,  Age 45

Mr. Brummel has been the manager of the family owned business, Brummel Farm Service, since 1995.

Mr. Brummel, has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Jill Zimmerman, Treasurer, Age 30

Ms. Zimmerman has been employed as our equity drive coordinator since February 10, 2003.  Previously, she was the Director of Value-Added Programs for the Kansas Corn Growers Association in Garnett since January 2002.  From May 1996 to January 2002, Ms. Zimmerman was the County Extension Agent, Agriculture for Kansas State Research and Extension, Anderson County.  In addition, Ms. Zimmerman is a partner with her brother in Zimmerman Farms, a small grain farming operation consisting of wheat and grain sorghum in Sumner County, Kansas.

Ms. Zimmerman has served as a director since our inception.  Pursuant to our operating agreement, she will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Daniel Morgan, Secretary, Age 33

Mr. Morgan is co-owner of H&M Angus Farms, Inc., a registered Angus seedstock producer in eastern Kansas.  He is also a certified crop advisor and shares a Pioneer Seed dealership with his father.  He is a director of United Cooperatives and currently is its board secretary.

Mr. Morgan has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Scott Burkdoll, Age 47

Mr. Burkdoll, is an owner and operator of Burkdoll Bros., Inc. a Kansas family farm corporation.  Mr. Burkdoll has served as Vice President for this company since 1978.  He is part owner and has served since 1989 as Secretary/Treasurer of Sunflower Pork, Inc., which produces 75,000 head of market hogs annually.  Mr. Burkdoll has been President of BG-5, an oil and gas production company in east central Kansas, since 1994.  Mr. Burkdoll is an owner and has served since 1998 as managing member of J-6 Cattle Ranch LLC.  He is also an owner and managing member of Sunflower Central, LLC.

Mr. Burkdoll has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Glenn A. Caldwell, Jr., Age 56

Mr. Caldwell has been the Vice-President of Caldwell Enterprises Inc. since 1980 and, in that capacity, oversees the operation of crude oil production on several oil leases in two counties.  In 1982, he became President of Caldwell Farms, Inc. operating several thousand tillable acres in three counties.

Mr. Caldwell has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Daniel L. Guetterman, Age 52

Mr. Guetterman has been farming in northeast Kansas since 1969 and has been the owner/operator of DKG Farms, Inc. since 1999.  In 1978, he formed Guetterman Brothers Elevator and built a grain elevator in Bucyrus.  Some of his duties consisted of buying and selling grain, fertilizer, seed and chemicals  Mr. Guetterman served nine years on the board of the Kansas Soybean Association and is currently serving his fourth year on the Kansas Corn Commission as treasurer.

Mr. Guetterman has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Don Meats, Age 60

Mr. Meats lives on a farm near LeRoy, KS and operates a stocker program.  He retired in 2001 from the LeRoy Coop after 36 years of employment; 33 years as general manager.  He is currently employed by the First National Bank of LeRoy as an Agriculture Loan Officer.

Mr. Meats has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Doug Strickler, Age 43

Mr. Strickler is a third generation farmer from Iola, Kansas who has been farming since 1984.  Mr. Strickler has served on several boards of directors including the local electric cooperative, water district, farm bureau and church board.

Mr. Strickler has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Jim Westagard, Age 42

Mr. Westagard started farming in 1986 and presently farms approximately 3000 acres, raising corn, grain sorghum, soybeans and winter wheat.  Mr. Westagard handles all management and day-to-day operations.  He and his wife also have a commercial cattle operation.  Mr. Westagard has served on the United Cooperative Board of Directors for the past 12 years.

Mr. Westagard has served as a director since our inception.  Pursuant to our operating agreement, he will serve until one (1) year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Ken Clark, Age 60

On September 30, 2003, Ken Clark was appointed a director.  Mr. Clark was previously employed by the Kansas City Southern Railway Company since 1969.  Mr. Clark submitted his resignation effective February 1, 2004.  He has not been replaced on our board of directors.

Involvement in Certain Legal Proceedings

One of our directors, Don Meats, is subject to a continuing Cease and Desist Order originally entered by the State of Kansas Securities Commissioner on November 27, 1996.  This order required him to cease and desist from the sale of unregistered securities.  Mr. Meats, along with others, was found to have participated in a program several years before his involvement with our organization which was determined to have violated the securities laws of the State of Kansas as it constituted the unlawful sale of unregistered securities.  Mr. Meats cooperated in the investigation of this matter and no further action was taken against him.  Mr. Meats did not participate in the sale of our membership units during our offering.

Adoption of Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, William Pracht, our principal financial officer, Jill Zimmerman, our vice president, Roger Brummel, and our secretary, Daniel Morgan.  Each of these individuals signed an acknowledgment of his or her receipt of our code of ethics.  We are filing a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to this report.

Identification of Audit Committee and Financial Expert

On March 22, 2004, the Board of Directors appointed an audit committee consisting of Daniel Morgan, Doug Strickler, Glenn Caldwell, and Daniel Guetterman.  We currently have no audit committee financial expert serving on the audit committee.  We have no audit committee financial expert at this time because we are a start-up company in the development stage.  We may appoint an audit committee financial expert to serve on the audit committee when construction of the ethanol plant is complete and the plant is  operational.

ITEM 10.                                            EXECUTIVE COMPENSATION.

In 2003, our Treasurer and principal financial officer, Jill Zimmerman, was compensated a total of $33,202.02 pursuant to her employment agreement with us.  We reimburse our officers for expenses incurred relating to services rendered on the Company’s behalf.  We do not have any employment agreements with any other officer or director.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

As of December 31, 2003, there were no beneficial owners of 5% or more of our outstanding membership units.

Security Ownership of Management

As of March 6, 2004, members of our board of directors own membership units as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Membership Units	Bill Pracht, Chairperson, Director 20477 SW Florida Road Westphalia, KS 66093	10 Units	0.82%
Membership Units	Roger Brummel, Vice-Chairperson, Director 802 South Oak Street Garnett, KS 66032	10 Units	0.82%
Membership Units	Dan Morgan, Secretary, Director 196 Texas Road Greeley, KS 66033	20 Units	1.64%
Membership Units	Jill Zimmerman, Treasurer, Director 420 S. Cottonwood Street Garnett, KS 66032	10 Units	0.82%
Membership Units	Dan Guetterman, Director P.O. Box 32 Bucyrus, KS 66013	10 Units	0.82%
Membership Units	Jim Westagard, Director 32376 N.W. Idaho Road Richmond, KS 66080	20 Units	1.64%
Membership Units	Don Meats, Director 1724 2nd Road, S.E. Neosho Falls, KS 66758	10 Units	0.82%
Membership Units	Doug Strickler, Director 218 Cardinal Drive Iola, KS 66749	10 Units	0.82%
Membership Units	Scott Burkdoll, Director 3939 Ellis Road Rantoul, KS 66079	20 Units	1.64%
Membership Units	Glenn Caldwell, Director P.O. Box 181 Garnett, KS 66032	20 Units	1.64%
Membership Units	All Directors and Officers as a Group(1)	120 Units	9.84%

(1)             Dan Morgan, Jim Westagard, and Glenn Caldwell are each shareholders of United Cooperative, Inc., whose ten Units have been included in each of those member’s “Number of Units,” but which are included only once in the total for all Directors and Officers as a Group.

ITEM 12.                                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Jill Zimmerman, Treasurer, Principal Financial Officer, Director and Member

On February 10, 2003, we entered into an employment agreement with Jill Zimmerman who serves as our Treasurer, principal financial officer and director.  Ms. Zimmerman is also a member of the Company.  Under the agreement, the Company engages Ms. Zimmerman as a full-time equity drive coordinator.  Under the terms of the agreement, Ms. Zimmerman is responsible for monitoring project development, public relations and other on-site development issues.  We will pay Ms. Zimmerman $37,700 annually plus a $101.75 monthly stipend for these services.  The agreement is expected to last until September 30, 2004.

ITEM 13.                                            EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  The following exhibits are included herein:

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit

3.1	Articles of Organization of registrant. Filed as Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

3.2

Amended and Restated Operating Agreement of the registrant.  Filed as Exhibit 3.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

4.1	Form of Membership Unit Certificate. Filed as Exhibit 4.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

4.2

Form of Subscription Agreement of Registrant.  Filed as Exhibit 4.2 to the registrant’s Registrant’s Pre-Effective Amendment No. 3 to Form S-2B (Commission File 333-96703) and incorporated by reference herein.

4.3

Escrow Agreement dated November 14, 2002.  Filed as Exhibit 4.3 to the Registrant’s Registrant’s Pre-Effective Amendment No. 3 to Form S-2B (Commission File 333-96703) and incorporated by reference herein.

4.4	First Amendment to Escrow Agreement dated December 31, 2003.

10.1

Letter of Intent by and between Fagen, Inc. and East Kansas Agri-Energy, LLC dated July 23, 2001.  Filed as Exhibit 10.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

10.1

Memorandum of Extension from City of Garnett, Kansas.  Filed as Exhibit 10.1 to the registrant’s quarterly report for period ended March 31, 2003 on Form 10-QSB (Commission File 333-96703) and incorporated by reference herein.

10.3

Option to Purchase Real Estate from City of Garnett, Kansas.  Filed as Exhibit 10.3 to the registrant’s registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

10.4

March 14, 2002 Option to Purchase Real Estate from Clarence L. White and Berniece F. White.  Filed as Exhibit 10.4 to the registrant’s registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

10.5	March 14, 2003 Option to Purchase Real Estate from Clarence L. White and Berniece F. White.

10.6	Employment Agreement dated February 10, 2003 by and between East Kansas Agri-Energy, LLC and Jill Zimmerman.

14.1	Code of Ethics of East Kansas Agri-Energy, LLC, adopted March 22, 2004.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

(b)                                 Reports on Form 8-K.

None.

ITEM 14.                                            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Category	Year	Fees
Audit Fees	2003	$28,537
	2002	$28,917
Audit-Related Fees	2003	$14,788
	2002	$3,514
Tax Fees	2003	$0
	2002	$0
All Other Fees	2003	$0
	2002	$0

Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Audit committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.  Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the audit committee has adopted a policy to pre-approve all future audit and permissible non-audit services provided by the independent auditor.  Under the policy, the audit committee must pre-approve services prior to the commencement of the specified service.  Prior to appointment of the audit committee, the Board of Directors approved all services provided by Eide Bailly LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date:	March 30, 2004	/s/ William Pracht
William Pracht
President (Principal Executive Officer)

Date:	March 30, 2004	/s/ Jill Zimmerman
Jill Zimmerman
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004	/s/ William Pracht
William Pracht

Date: March 30, 2004	/s/ Roger Brummel
Roger Brummel

Date: March 30, 2004	/s/Jill Zimmernan
Jill Zimmerman

Date: March 30, 2004	/s/ Daniel Morgan
Daniel Morgan

Date: March 30, 2004	/s/ Scott Burkdoll
Scott Burkdoll

Date: March 30, 2004	/s/ Glenn A. Caldwell, Jr.
Glenn A. Caldwell, Jr.

Date: March 30, 2004	/s/ Daniel L. Guetterman
Daniel L. Guetterman

Date: March 30, 2004	/s/ Don Meats
Don Meats

Date: March 30, 2004	/s/ Doug Strickler
Doug Strickler

Date: March 30, 2004	/s/ Jim Westagard
Jim Westagard