Form 10QSB
period 2004-03-31
EAST KANSAS AGRI ENERGY LLC
filed 2004-05-17
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

(785) 448-2888
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            ☒    Yes                   ☐    No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of March 31, 2004, there were 14,707 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):                  ☐   Yes                  ☒   No

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

MARCH 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,696,239
Grant receivable	37,153
Interest receivable	1,921
Prepaid expense	5,489
Total current assets	11,740,802

PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,490
Construction in progress	92,542
109,032
Less accumulated depreciation	4,314
104,718
OTHER ASSETS
Financing costs	20,000
Land option	15,000
35,000

Total assets	$11,880,520

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$75,000
Accounts payable
Trade	76,849
Related party	37,574
Accrued payroll, taxes, and withholdings	8,598
Accrued interest	2,032
Total current liabilities	200,053

MEMBERS’ EQUITY
Capital contributions, 20,000 units authorized, 14,707 units subscribed, 12,707 outstanding as of March 31, 2004	14,707,000
Deficit accumulated during the development stage	(1,276,533)
Less subscriptions receivable - related party	(1,750,000)
Total members’ equity	11,680,467

Total liabilities and members’ equity	$11,880,520

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	From January 3, 2001 (Date of Inception) to March 31, 2004

REVENUE	$—	$—	$—

OPERATING EXPENSES
Organizational expenses	—	—	3,643
Start-up expenses	80,884	80,213	400,965
	80,884	80,213	404,608
OTHER INCOME (EXPENSE)
Interest income	10,324	1,158	16,952
Interest expense	(1,219)	—	(2,350)
Other income	—	—	2,000
	9,105	1,158	16,602

NET LOSS	$(71,779)	$(79,055)	$(388,006)

BASIC AND DILUTED LOSS PER UNIT	$(30)	$(65)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	2,356	1,220

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

	Units	Contributed Capital	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total

Balance, January 3, 2001 (Date of Inception)	—	$—	$—	$—	$—

Net loss for the period ended December 31, 2001	—	—	—	(30,484)	(30,484)

Balance as of December 31, 2001	—	—	—	(30,484)	(30,484)

Units issued	1,220	610,000	—	—	610,000

Impact of units issued at a discount	—	610,000	—	(610,000)	—

Cost of raising capital	—	—	—	(14,398)	(14,398)

Net loss for the year ended December 31, 2002	—	—	—	(127,123)	(127,123)

Balance as of December 31, 2002	1,220	1,220,000	—	(782,005)	437,995

Net loss for the three months ended March 31, 2003	—	—	—	(79,055)	(79,055)

Balance as of March 31, 2003	1,220	1,220,000	—	(861,060)	358,940

Net loss for the nine months ended December 31, 2003	—	—	—	(79,565)	(79,565)

Balance as of December 31, 2003	1,220	1,220,000	—	(940,625)	279,375

Units subscribed	13,457	13,457,000	—	—	13,457,000

Subscriptions receivable	—	—	(13,457,000)	—	(13,457,000)

Collection of unit subscriptions	—	—	11,707,000	—	11,707,000

Units issued for compensation	30	30,000	—	—	30,000

Cost of raising capital	—	—	—	(264,129)	(264,129)

Net loss for the three months ended March 31, 2004	—	—	—	(71,779)	(71,779)

Balance as of March 31, 2004	14,707	$14,707,000	$(1,750,000)	$(1,276,533)	$11,680,467

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	From January 3, 2001 (Date of Inception) to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,779)	$(79,055)	$(388,006)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	820	617	4,314
Non-cash compensation for capital units	30,000	—	30,000
Increase in current assets
Grand and interest receivable	(12,015)	(59,447)	(39,074)
Prepaid expense	(4,070)	(11,098)	(41,243)
Increase (decrease) in current liabilities
Accounts payable	37,286	48,928	80,525
Accrued payroll, taxes, and withholdings	2,670	5,426	8,598
Accrued interest	1,219	—	2,032
Net cash (used in) operating activities	(15,869)	(94,629)	(342,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(7,274)	(16,490)
Payments for land options	(5,000)	(5,000)	(15,000)
Construction in progress	(1,570)	(6,320)	(58,644)
Net cash (used in) investing activities	(6,570)	(18,594)	(90,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(10,909)	(119,263)	(242,773)
Payment of financing costs	(20,000)	—	(20,000)
Proceeds from notes payable	—	—	137,000
Repayment of notes payable	—	—	(137,000)
Proceeds from long-term debt	—	—	75,000
Capital contributions	11,707,000	—	12,317,000
Net cash provided by (used in) financing activities	11,676,091	(119,263)	12,129,227

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,653,652	(232,486)	11,696,239

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,587	374,190	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,696,239	$141,704	$11,696,239

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	From January 3, 2001 (Date of Inception) to March 31, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—	$318

NON CASH INVESTING AND FINANCING ACTIVITIES

Prepaid expenses reclassified to deferred offering costs	$—	$—	$35,754

Property, plant, and equipment costs incurred	$33,898	$2,266	$33,898

Cost of raising capital reclassified to members’ equity	$264,129	$—	$278,527

Capital contributions issued at discount	$—	$—	$610,000

Capital contributions issued for compensation
Expensed during the 3 months ended March 31, 2004	$15,000	$—	$15,000
Liability converted to capital units	15,000	—	15,000
	$30,000	$—	$30,000

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a development stage Kansas limited liability company) to be located in Garnett, Kansas, was organized to pool investors to build a 25 million gallon ethanol plant with distribution within the United States. East Kansas Agri-Energy, LLC (the Company) anticipates completing construction by the summer of 2005. As of March 31, 2004, the Company is in the development stage with its efforts being principally devoted to financing and construction activities.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2004 and 2003, are not necessarily indicative of the results to be expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2003.

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

Financing costs

Costs incurred related to origination of debt financing are recorded as an asset and amortized to interest capitalized during construction or interest expense over the expected term of the debt.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. As of March 31, 2004, there were no units includable in diluted earnings per unit related to subscribed units as the calculation would have been antidilutive.

Stock based compensation

The Company records stock based compensation based on the fair value of the units issued for the compensation.

NOTE 2 -  COMMITMENTS AND CONTINGENCIES

The Company has entered into an option agreement to purchase approximately 10 acres of land. The option was originally purchased for $5,000, plus $5,000 for an extension during 2003, and provides for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. During the three months ended March 31, 2004, the option was extended to July 1, 2004 and the Company paid an additional $5,000 for the extension. The purchase price of the land will be reduced by amounts previously paid for the option and extensions.

On May 14, 2002, the Company entered into an option to purchase real property for the plant site with a fair value of approximately $172,500. The option is for the purchase of approximately 23 acres within the Golden Prairie Industrial Park of the City of Garnett, Kansas for $1. The option was extended and expires on June 1, 2004.

The Company entered into an agreement for preliminary engineering for the proposed ethanol plant with Fagan Engineering LLC. The agreement obligates the Company for no more than $30,000, of which approximately $24,000 had been incurred as of March 31, 2004.

During the year ended December 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV). The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380. The Company and VAV are negotiating settlement of this contract. The Company has recorded a liability related to this agreement of $5,847 as of March 31, 2004.

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

During the three months ended March 31, 2004, the Company completed its initial public offering and escrow was broken. A total of 13,457 units were subscribed, with subscriptions receivable of $1,750,000 related to 2000 units remaining unpaid as of March 31, 2004.

The Company entered into a repurchase agreement with Garnett State Savings Bank to provide security for cash balances held in anticipation of construction. The Company has approximately $11,565,000, included in cash and cash equivalents, under the repurchase agreement.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has entered into a conditional loan commitment for approximately $20,000,000 of construction debt converting to term debt and a $1,000,000 line of credit. Terms of the proposed loan agreement include a minimum of $17,000,000 of equity, grants or subordinate debt, with at least $14,800,000 of equity and grants. Interest on the debt will be based on a variable rate structure of prime plus 1.5%, with a floor of 6%, with a maturity of up to 10 years on the term debt and the line of credit subject to renewal on an annual basis. The term debt also includes prepayment penalties and requires compliance with certain financial covenants, including limitation of distribution of earnings of the Company and requires prepayment of principal on an annual basis determined by a portion of free cash flow or 75% of amounts received from any CCC Bio Energy Program. Fees for origination of the loan are expected to be approximately $435,000, plus out of pocket costs related to completion of loan documentation. Collateral for the debt will include a mortgage of the property, assignment of certain agreements, and a security interest in all assets. The commitment is conditioned upon completion of terms and conditions in form and substance satisfactory to the lender, including participation by other financial institutions of $15,000,000 and receipt of a USDA loan guarantee on $5,000,000 of the debt. Through March 31, 2004, $20,000 of the fees has been paid related to origination of the loan.

The Company received a commitment for subordinated debt of up to $2,000,000 from Fagen, Inc. The proposed terms include interest at 9%, and repayment over a term not to exceed 10 years. In addition, Fagen, Inc. has subscribed for units of the Company, and is also negotiating a contract for the construction of the ethanol plant with the Company.

NOTE 3 -  MEMBERS’ EQUITY

In addition to transactions discussed in Note 2, the Company issued a total of 30 units for compensation. The former project coordinator received 15 units in exchange for amounts previously owed for services.

The current project coordinator and treasurer (who are full time employees of the Company) received a total of 15 units as a bonus for their services related to the development and financing of the Company. Compensation expense related to this bonus totaled $15,000 for the three months ended March 31, 2004.

NOTE 4 -  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

NOTE 5 -  VALUE ADDED GRANT

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. For the three months ended March 31, 2004 and 2003, the Company qualified for reimbursement of $54,634 and $59,447, respectively, of which $1,409 and $24,781, respectively, related to cost of raising capital. For the period from inception through March 31, 2004, the Company qualified for reimbursement of $263,855 of costs, of which $61,602 related to cost of raising capital and $202,253 was recorded as a reduction of start-up costs.

Item 2.    Management’s Discussion And Analysis

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of `words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements, in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Overview

East Kansas Agri-Energy, LLC was formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett, Kansas.  We plan to build a corn-based ethanol plant that will produce ethanol, distiller’s grains and carbon dioxide.  The ethanol plant was originally expected to process approximately 7.5 million bushels of corn and sorghum per year into 20 million gallons of denatured fuel grade ethanol, 64 thousand tons of dried distiller’s grains with solubles and 63 thousand tons of raw carbon dioxide gas.  We now expect to convert, on an annual basis, approximately 9 million bushels of corn and sorghum per year into 25 million gallons of denatured fuel grade ethanol, approximately 80 thousand tons of dried distiller’s grains with solubles and approximately 79 thousand tons of raw carbon dioxide gas.  We expect this change to result in more efficient operations.  This change is not expected to increase the cost of construction of our ethanol plant or delay its anticipated date of operation.

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

We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-96703) as amended, which was declared effective on January 24, 2003, and terminated January 24, 2004.  The offering was for a minimum $9,000,000 and a maximum of $18,000,000.  During the offering we sold 13,457 membership units for a total of $13,457,000 in subscription proceeds.  The proceeds were placed in an account with Garnett State Savings Bank subject to an escrow agreement dated November 14, 2002, and amended effective December 31, 2003. In addition to the units sold, we issued a total of thirty membership units to individuals for compensation.  Jill Zimmerman, a full time employee who is also our Treasurer, principal financial officer and a member, was awarded five membership units as part of her bonus for services related to our development and financing.  We awarded ten units to our employee and project coordinator, Diane Allen, as part of her bonus.  Our former project coordinator, Bill Barnes, received fifteen units for amounts previously owed for services.

Additionally, as of March 31, 2004, we had raised approximately $610,000 in seed capital.  The seed capital was raised through two offerings.  On January 2, 2002, we issued 110 membership units to our directors for $500 per unit in an offering exempt from federal and state registration.  On February 1, 2002, we issued 1,110 membership units to other seed capital investors for $500 per unit in an offering registered with the state of Kansas and exempt from federal registration.

We have received a written debt financing commitment consisting of a term loan of $20,000,000 and a $1,000,000 line of credit from Home Federal Savings Bank of Rochester, Minnesota.  We have also received a written commitment from Fagen, Inc. of Granite Falls, Minnesota to provide subordinated debt financing of up to $2,000,000.  Fagen Inc. is expected to serve as our design-builder.  In return for the written commitment for subordinated debt financing from Fagen Inc., we intend to engage United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC, and United Bio Energy Trading, LLC, to provide us services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management.  These companies are owned by United Bio Energy, LLC, of Wichita, Kansas.  The majority owners of United Bio Energy, LLC are Fagen, Inc., and ICM, Inc. of Colwich, Kansas, who is expected to serve as our principal subcontractor.  As such, we expect to be very dependent on United Bio Energy, LLC, and its subsidiaries.

We released proceeds of our equity offering from escrow on March 22, 2004 and issued a total of 13,487 membership units.  We placed $150,000 of the proceeds in our money market account with Garnett State Savings Bank to cover our short-term development needs.  The remaining proceeds were placed in a separate account with Garnett State Savings Bank and will be held and invested pursuant to a Master Repurchase Agreement executed with Garnett State Savings Bank on March 16, 2004.  We may draw on these funds at any time, but do not intend to do so prior to the commencement of substantial construction of the ethanol plant.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months in design development and construction of the ethanol plant.  We plan to acquire 23 acres of land in the Golden Prairie Industrial Park on the edge of Garnett, Kansas to construct our ethanol plant.  We have received an option to purchase the real estate from the City of Garnett, Kansas.  That option was obtained for a cost of $1.00 and was scheduled to expire on December 1, 2002, but was extended for six months to June 3, 2003.  The option granted us the right to purchase the real estate for $1.00.  On May 13, 2003, the Garnett City Commission extended the option for another year to June 1, 2004.  The option was extended without additional costs to us.  We intend to exercise this option, however, we are also currently negotiating an agreement with the City of Garnett, Kansas, which we expect will provide for improvements to the real estate, grants, tax abatement and bonds.

We also plan to purchase ten acres of real estate in Anderson County, Kansas to allow the placement of a railroad spur from the proposed plant site to existing Union Pacific Railroad track in Garnett, Kansas.  We have received an option to purchase the real estate from Clarence L White and Berniece F. White.  That option granted us the right to purchase approximately ten acres for $9,000 per acre and was obtained at a cost of $5,000.  The option was scheduled to expire on March 31, 2003, but was extended until March 14, 2004, in exchange for an additional payment of $5,000.  The option was extended a second time to July 1, 2004 for an additional $5,000 payment.  The purchase price of the land will be reduced by the amounts paid for the option and extensions.  The real estate was used as a surface dumpsite many years ago and waste needs to be moved and buried.  The estimated cost to clean up the site is $7,500 which we expect will be completed by June 30, 2004.  The City of Garnett, Kansas has applied for and received grant funds which we expect will be used to pay for clean up required on the site.

We plan to negotiate and execute finalized contracts needed in connection with the construction of the ethanol plant.  We have executed a non-binding letter of intent with Fagen, Inc. in connection with the design construction and operation of the ethanol plant.  We are currently in the process of negotiating a legally binding design-build contract and estimate that we will pay Fagen, Inc. approximately $27,700,000 pursuant to that agreement.  No assurances can be given that a design-build contract will be executed with Fagen, Inc.  The rising price of steel could affect the final cost of construction of the ethanol plant.  In addition, shortages of steel could affect the final completion date of the project.  After the design-build contract is executed, we expect to begin Phase 1 of the construction of our ethanol plant which is expected to include construction of the plant access road and in-plant roads, soil stabilization, site grading, replacement fill, construction layout, and storm water drainage and detention.

We have engaged Fagen Engineering, LLC, to provide preliminary civil engineering for our ethanol plant.  The estimated fees proposed for preliminary site development and a deliverable site are $30,000.  Preliminary site work has already begun.  A Phase 1 Environmental Study was completed on April 23, 2004.  We have also engaged Natwick & Associates of Fargo, North Dakota to conduct an appraisal and Taylor Design Group of Ottawa, Kansas has been engaged to survey the property.

GeoSystems/Kleinfelder of Lenexa, Kansas, has been hired to conduct soil testings and we are currently waiting the results of the laboratory analysis.  Environmental Resource Group of Minneapolis, Minnesota, engaged to coordinate and assist us with proper permitting, has completed the application for the NPDES Wastewater Discharge Permit which we anticipate we will submit to the Kansas Department of Health and Environment in the next fiscal quarter.

We also expect to negotiate and execute contracts for the provision of electricity, natural gas, water and other utilities.  We have not yet entered into any such contracts, but have engaged U.S. Energy Services, Inc. of Wayzata, Minnesota, to provide consulting and energy management services for supplies of electricity and natural gas.  We have begun negotiations with U.S. Water Services for the provision of water treatment chemicals and services.

We are also currently negotiating contracts for the operation of the ethanol plant with United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC, and United Bio Energy Trading, LLC.  We expect that United Bio Energy Management, LLC, will manage the ethanol plant and United Bio Energy Fuels, LLC, will provide us ethanol marketing.  In addition, we expect that United Bio Energy Ingredients, LLC, will provide us distiller’s grains marketing and grain origination services.  United Bio Energy Trading, LLC, is expected to provide us with overall risk management.  As such, we expect to be very dependent on these companies after we begin operations.

We also plan to market and distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production.  On January 28, 2004, we entered in to a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey.  The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant.  The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant.  We expect to lease a parcel of our land adjacent to our ethanol plant to BOC Group, Inc. for construction of the liquefaction plant.  The letter of intent was scheduled to expire by its terms on March 31, 2004, but has been extended to July 31, 2004.  We are currently negotiating a legally binding contract with BOC Group, Inc.  However, there is no guarantee that a final contract will be executed.

Sources and Uses of Funds

We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months.  These estimates are based upon consultation with Fagen, Inc., ICM, Inc., and our financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled “Risk Factors.”

USE OF FUNDS
Plant construction	$27,700,000
Land & site development costs	900,000
Railroad	1,210,000
Fire Protection / Water Supply	420,000
Construction insurance costs	65,000
Construction contingency	600,000
Capitalized interest	500,000
Rolling stock	190,000
Start up costs:
Financing costs	550,000
Organization costs	650,000
Pre Production period costs	500,000
Spare parts – process equipment	200,000
Working capital	2,165,000
Inventory – corn and milo	450,000
Inventory – chemicals and ingredients	250,000
Inventory – Ethanol and DDGS	650,000

37,000,000

We expect the total funding required for the plant to be $37,000,000.  We estimate that we will need approximately $27,700,000 to construct the plant and a total of approximately $9,300,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  The total project cost has increased.  The change includes a $2,455,000 increase to Inventory and Working Capital resulting from our decision to increase our expected annual production of fuel grade ethanol from 20 million gallons to 25 million gallons.

Based upon offering proceeds of $13,457,000, seed capital proceeds of $610,000, a term loan of $20,000,000, a line of credit of $483,000, grant financing of $450,000, and subordinated debt of $2,000,000, we expect that we will have approximately $37,000,000 of debt and equity available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

Administration

We currently have an office staff comprised of two full-time and two part-time employees.  One of the full-time employees, Jill Zimmerman, is also our Treasurer, principal financial officer and member of the company.  We have executed an employment agreement with Jill Zimmerman.  The term of this agreement has been extended through September 30, 2004.

Employees

Upon completion of the ethanol plant, we intend to hire approximately 31 full-time employees.  Approximately three of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  We expect that United Bio Energy Management, LLC will also employ and provide our General Manager.  Accordingly, we expect approximately a total 32 full-time personnel at the ethanol plant, including the General Manager.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend will occupy each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $11,696,239 and total current assets of $11,740,802.  To date, we have sold units in our public offering with a price of $13,457,000 and have raised an additional $610,000 in seed capital.  As of March 31, 2004, we had current liabilities of $200,053 consisting primarily of our accounts payable and a note payable to the Kansas Department of Commerce and Housing.  Since our inception through March 31, 2004, we have an accumulated deficit of $1,276,533 and a subscriptions receivable in the amount of $1,750,000.  We have reduced member’s equity by $264,129, the amount of the prepaid offering costs related to the offering.  Total members’ equity as of March 31, 2004, was $11,680,467.  Since our inception, we have generated no revenue from operations.  For the quarter ended March 31, 2004, we have a net loss of $71,779 primarily due to start-up costs.

We have received a written debt financing commitment consisting of a term loan of $20,000,000 and up to a $1,000,000 line of credit from Home Federal Savings Bank of Rochester, Minnesota.  The loan commitment requires a minimum of $17,000,000 of equity, grants or subordinate debt, with at least $14,800,000 of equity and grants.  The loan commitment provides that interest will be a variable of prime plus 1.5% with a floor of 6%, with a maturity of five years for $15,000,000 and ten years for $5,000,000 with the term to begin after completion of construction.  We expect that the senior debt facility would be secured by substantially all of our assets.  We have also received a written commitment from Fagen, Inc. to provide subordinated debt financing of up to $2,000,000.  The commitment provides for 9% interest and repayment over a term not to exceed ten years.

We received a Value-Added Agricultural Product Market Development Grant of $450,000 from the USDA, which is a matching grant to be used for start-up costs.

We will be applying for a grant from the USDA’s Commodity Credit Corporation. Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. Under the program, no eligible producer may receive more than $7.5 million in any fiscal year.  However, some ethanol producers have received more than this amount when the start-up period has extended over more than one fiscal year of the U.S. government.  Because we expect to be an eligible producer and to annually utilize approximately 9 million bushels of corn annually in the increased production of ethanol, we expect to potentially receive a maximum award of approximately $7.5 million.  However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we receive may be reduced based upon the volume of applications from other eligible producers.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  We expect to be eligible to receive an award under the program only once during the life of our project.  The Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the CCC program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

The following schedule sets forth our estimated sources of funds.  This schedule could change in the future depending on whether we receive additional grants.  The schedule may also change depending on the level of subordinated debt incurred.

Source of Funds		Percent of Total
Member Equity	$14,067,000	38.02%
Term Debt	$20,000,000	54.05%
Subordinated Debt	$2,000,000	5.41%
Line of Credit	$483,000	1.31%
Grants	$450,000	1.22%

Total Sources of Funds	$37,000,000	100.00%

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Controls And Procedures

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

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-96703) effective on January 24, 2003.  We commenced our public offering shortly thereafter.

The following is a breakdown of membership units registered and the membership units sold in the offering:

Amount Registered	Aggregate price of the amount registered	Amount Sold	Aggregate price of the amount sold to date
18,000	$18,000,000	13,457	$13,457,000

On January 24, 2004 we closed the offering and stopped selling units registered under our registration statement.  During the offering we sold 13,457 units for an aggregate price of $13,457,000 of which a total of $1,750,000 has not yet been received from two subscribers, Fagen, Inc. and Fagen Energy, Inc.  We expect to receive the remaining proceeds before execution of definitive loan documents with our senior lender.  We sold the units without the assistance of an underwriter.

In addition to the units sold, we issued a total of thirty membership units for compensation.  Jill Zimmerman, a full time employee who is also our Treasurer, principal financial officer and a member, was awarded five membership units as part of her bonus for services related to our development and financing.  We awarded ten units to our employee and project coordinator, Diane Allen, as part of her bonus.  Finally, we issued fifteen units to a our former project coordinator, Bill Barnes, in exchange for amounts previously owed for services.

On March 22, 2004, we released funds from escrow and issued 13,487 units in the Company.  As of March 31, 2004, we had not used net offering proceeds in excess of $100,000 for any purpose.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

There has been no change in our procedures by which Members may recommend nominees to the Company’s Board of Directors.  The process continues to be as described in our Operating Agreement.

Item 6.    Exhibits And Reports On Form 8-K.

(a)           The following exhibits are included herein:

Exhibit No.	Exhibit

10.7	Letter Agreement with U.S. Energy Services, Inc. dated March 9, 2004
10.8	Letter Agreement with U.S. Energy Services, Inc. dated March 9, 2004
10.9	March 15, 2004 Option to Purchase Real Estate from Clarence L. White and Berniece F. White
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. Section 1350
32.2	Certificate Pursuant to 18 U.S.C. Section 1350

(b)           Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date:	May 17, 2004	/s/ William Pracht
William Pracht
President
(Principal Executive Officer)

Date:	May 17, 2004	/s/ Jill Zimmerman
Jill Zimmerman
Treasurer
(Principal Financial and Accounting Officer)