Form 10QSB
period 2004-06-30
EAST KANSAS AGRI ENERGY LLC
filed 2004-08-16
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 333-96703

EAST KANSAS AGRI-ENERGY, L.L.C.

(Exact name of small business issuer as specified in its charter)

Kansas	48-1251578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 225, 210 1/2 East 4th Ave. Garnett, Kansas 66032
(Address of principal executive offices)

(785) 448-2888
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                    ☒  Yes          ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of June 30, 2004, there were 14,707 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):              ☐  Yes              ☒  No

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004

EAST KANSAS AGRI-ENERGY, LLC

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

JUNE 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,628,058
Grant receivable	55,573
Interest receivable	17,765
Prepaid expense	7,436
Total current assets	11,708,832

PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,490
Construction in progress	163,098
179,588
Less accumulated depreciation	5,134
174,454
OTHER ASSETS
Financing costs	31,750
Land option	20,001
51,751

Total assets	$11,935,037

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$75,000
Accounts payable
Trade	111,657
Related party	94,883
Accrued payroll, taxes and withholdings	5,864
Accrued expenses	2,200
Accrued interest	3,283
Total current liabilities	292,887

MEMBERS’ EQUITY
Capital contributions, 20,000 units authorized, 14,707 units subscribed and 12,707 units outstanding as of June 30, 2004	14,707,000
Deficit accumulated during the development stage	(1,314,850)
Less subscriptions receivable - related party	(1,750,000)
Total members’ equity	11,642,150

Total liabilities and members’ equity	$11,935,037

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	From January 3, 2001 (Date of Inception) to June 30, 2004

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES
Organizational expenses	—	—	—	—	3,643
Start-up expenses	53,117	134,001	6,078	86,291	454,082
	53,117	134,001	6,078	86,291	457,725
OTHER INCOME (EXPENSE)
Interest income	16,051	26,375	258	1,416	33,003
Interest expense	(1,251)	(2,470)	—	—	(3,601)
Other income	—	—	—	—	2,000
	14,800	23,905	258	1,416	31,402

NET LOSS	$(38,317)	$(110,096)	$(5,820)	$(84,875)	$(426,323)

BASIC AND DILUTED LOSS PER UNIT	$(3)	$(15)	$(5)	$(70)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	12,707	7,531	1,220	1,220

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

	Units	Contributed Capital	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total

Balance, January 3, 2001 (Date of Inception)	—	$—	$—	$—	$—

Net loss for the period ended December 31, 2001	—	—	—	(30,484)	(30,484)

Balance as of December 31, 2001	—	—	—	(30,484)	(30,484)

Units issued	1,220	610,000	—	—	610,000

Impact of units issued at a discount	—	610,000	—	(610,000)	—

Cost of raising capital	—	—	—	(14,398)	(14,398)

Net loss for the six months ended June 30, 2002	—	—	—	(67,976)	(67,976)

Balance as of June 30, 2002	1,220	1,220,000	—	(722,858)	497,142

Net loss for the six months ended December 31, 2002	—	—	—	(59,147)	(59,147)

Balance as of December 31, 2002	1,220	1,220,000	—	(782,005)	437,995

Net loss for the six months ended June 30, 2003	—	—	—	(84,875)	(84,875)

Balance as of June 30, 2003	1,220	1,220,000	—	(866,880)	353,120

Net loss for the six months ended December 31, 2003	—	—	—	(73,745)	(73,745.00)

Balance as of December 31, 2003	1,220	1,220,000	—	(940,625)	279,375

Units issued	13,457	13,457,000	—	—	13,457,000

Subscriptions receivable	—	—	(13,457,000)	—	(13,457,000)

Collection of unit subscriptions	—	—	11,707,000	—	11,707,000

Units issued for compensation	30	30,000	—	—	30,000

Cost of raising capital	—	—	—	(264,129)	(264,129)

Net loss for the six months ended June 30, 2004	—	—	—	(110,096)	(110,096)

Balance as of June 30, 2004	14,707	$14,707,000	$(1,750,000)	$(1,314,850)	$11,642,150

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	From January 3, 2001 (Date of Inception) to June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,096)	$(84,875)	$(426,323)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	1,640	1,434	5,134
Non-cash compensation for capital units	30,000	—	30,000
Increase in current assets
Accounts receivable	(28,514)	(39,811)	(55,573)
Interest receivable	(17,765)	—	(17,765)
Prepaid expense	(6,017)	(7,893)	(7,436)
Increase (decrease) in current liabilities
Accounts payable	59,279	(16,000)	129,788
Accrued expenses	4,606	4,934	11,347
Net cash (used in) operating activities	(66,867)	(142,211)	(330,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(9,890)	(16,490)
Purchase of land option	(10,001)	(5,000)	(20,001)
Construction in process	(11,651)	(6,847)	(86,346)
Net cash (used in) investing activities	(21,652)	(21,737)	(122,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(1,260)	(112,263)	(278,527)
Payment of financing fees	(31,750)	—	(31,750)
Proceeds from notes payable	—	—	137,000
Repayment of notes payable	—	—	(137,000)
Proceeds from long-term debt	—	—	75,000
Capital contributions	11,707,000	—	12,317,000
Net cash provided by (used in) financing activities	11,673,990	(112,263)	12,081,723

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,585,471	(276,211)	11,628,058

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,587	374,190	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,628,058	$97,979	$11,628,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$—	$318

NON CASH INVESTING AND FINANCING ACTIVITIES

Prepaid expenses reclassified to deferred offering costs	$—	$—	$35,754

Deferred offering costs incurred	$—	$—	$9,649

Property, plant and equipment costs incurred	$76,752	$—	$76,752

Cost of raising capital reclassified to members’ equity	$264,129	$—	$278,527

Capital contributions issued at discount	$—	$—	$610,000

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 -                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a development stage Kansas limited liability company) to be located in Garnett, Kansas, was organized to pool investors to build a 20 million gallon ethanol plant with distribution within the United States. East Kansas Agri-Energy, LLC (the Company) anticipates completing construction by the summer of 2005. As of June 30, 2004, the Company is in the development stage with its efforts being principally devoted to financing and construction activities.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and six month periods ended     June 30, 2004 and 2003 are not necessarily indicative of the results expected for a full year.

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

Prepaid Offering Costs

Costs incurred related to the sale of units are recorded as prepaid offering costs until the related units are issued. Upon issuance of units offering costs are deducted from additional paid-in capital, with any remaining amount applied to retained earnings (deficit accumulated during the development stage). Offering costs include direct costs related to the offering such as legal fees, cost of meetings and materials and related costs associated with the Company’s private offering and initial public offering.

Financing Costs

Costs incurred related to origination of debt financing are recorded as an asset and amortized to interest capitalized during construction or interest expense over the expected term of the debt.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. As of June 30, 2004, there were no units includable in diluted earnings per unit related to subscribed units as the calculation would have been antidilutive.

Stock Based Compensation

The Company records stock based compensation based on the fair value of the units issued for the compensation.

NOTE 2 -                     COMMITMENTS AND CONTINGENCIES

The Company has entered into an option agreement to purchase approximately 10 acres of land. The option was originally purchased for $5,000, plus $5,000 for an extension during 2003, and provides for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. The option was extended to September 1, 2004 and the Company paid an additional $5,000 for the extension. The purchase price of the land will be reduced by amounts previously paid for the option and extension.

On May 14, 2002, the Company entered into an option to purchase real property for the plant site with a fair value of approximately $172,500. The option is for the purchase of approximately 23 acres within the Golden Prairie Industrial Park of the City of Garnett, Kansas for $1. On May 27, 2004, the Company gave notice of exercise of the option, but had not secured title to the land as of June 30, 2004.

The Company entered into an agreement for preliminary engineering for the proposed ethanol plant with Fagan Engineering LLC. As of June 30, 2004 approximately $77,000 had been incurred.

During the year ended December 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV). The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380. The Company and VAV are negotiating settlement of this contract. The Company has recorded a liability related to this agreement of $5,847 as of June 30, 2004.

During the year ended December 31, 2003, the Company negotiated with a board member to perform certain consulting services which were to begin on October 1, 2003. The parties did not execute a contract for these services. Subsequent to December 31, 2003, the board member resigned and the Company received a claim for the payment of approximately $50,000, consisting of approximately $2,000 and 48 units of the Company. The company contends that since a contact was not executed and services were not performed related to the proposed agreement, no liability exists. The Company intends to vigorously defend itself against the claim.

The Company completed its initial public offering and escrow was broken in March 2004. A total of 13,457 units were subscribed, with subscriptions receivable of $1,750,000 related to 2,000 units remaining unpaid as of June 30, 2004. For accounting purposes, these 2,000 units are not included in units outstanding as of June 30, 2004.

The Company entered into a repurchase agreement with Garnett State Savings Bank to provide security for cash balances held in anticipation of construction. The Company has approximately $11,565,000, included in cash and cash equivalents, under the repurchase agreement.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004

The Company has increased its expected annual production of fuel grade ethanol from 25 million gallons to 35 million gallons. Based on the increased capacity of the ethanol plant, the Company expects that the project will cost approximately $48,000,000 instead of the $37,000,000 previously planned.

The Company had originally received a written debt financing commitment for approximately $20,000,000 of construction debt converting to term debt, a $1,000,000 line of credit from a bank and subordinated debt financing of up to $2,000,000 from Fagen, Inc.

Due to the increase of project cost and overall capitalization, the Company will need to increase debt financing and is currently negotiating with lenders, including Home Federal Savings Bank, to receive the best financing arrangement. The Company expects that the new debt financing commitment, when it is received, will consist of term debt and/or a line of credit totaling approximately $26,000,000 and that the senior debt facility will be secured by substantially all of the assets. However, no definitive agreement has been signed and there is no assurance that such an agreement will be signed.

To supplement this debt financing, the Company anticipates that it may raise additional equity instead of utilizing the $2,000,000 subordinated debt financing previously offered by Fagen, Inc. In that event, the Company intends to raise additional equity by authorizing and issuing Class B membership interests. It expects that these Class B membership interests will be issued to ICM, Inc. of Colwich, Kansas, who is expected to serve as the design-builder, and Fagen, Inc., is expected to serve as the principal subcontractor. The holders of Class B membership interests are expected to have certain rights that will likely differ from the holders of currently outstanding membership interests. The Company also intends to register an offering for additional Class A membership interests and use the sales proceeds of those membership interests to redeem the Class B membership interests and for other operating expenses.

The Company plans to negotiate and execute finalized contracts needed in connection with the construction of the ethanol plant. The Company had previously executed a non-binding letter of intent with Fagen, Inc. in connection with the design construction and operation of the ethanol plant. The Company expects that ICM, Inc. will serve as the design-builder with Fagen, Inc. serving as the principal subcontractor. The Company is currently in the process of negotiating a legally binding design-build contract and estimates that it will enter into an agreement with ICM, Inc. for a fixed price of approximately $35,900,000 pursuant to that agreement.

NOTE 3 -                     MEMBERS’ EQUITY

In addition to transactions discussed in Note 2, the Company issued a total of 30 units for compensation. The former project coordinator received 15 units in exchange for amounts previously owed for services.

The current project coordinator and treasurer (who are full time employees of the Company) received a total of 15 units as a bonus for their services related to the development and financing of the Company. Compensation expense related to this bonus totaled $15,000 for the six months ended June 30, 2004.

NOTE 4 -                     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the company’s bank balance may exceed $100,000.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 5 -                     VALUE ADDED GRANT

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. For the six months ended June 30, 2004 and 2003, the Company qualified for reimbursement of $132,149 and $94,134, respectively, of which $1,409 and $34,240, respectively, related to cost of raising capital. For the period from inception though June 30, 2004, the Company qualified for reimbursement of $341,370 of costs, of which $61,602 related to cost of raising capital and $279,768 was recorded as a reduction of start-up costs.

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

Overview

East Kansas Agri-Energy, LLC was formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett, Kansas.  We plan to build a corn-based ethanol plant that will produce ethanol, distiller’s grains and carbon dioxide.  The ethanol plant was originally expected to process approximately 7.5 million bushels of corn and sorghum per year into 20 million gallons of denatured fuel grade ethanol, 64,000 tons of dried distiller’s grains with solubles and 63,000 tons of raw carbon dioxide gas.  Subsequently, we revised these figures with the expectation that we would produce 25 million gallons of denatured fuel grade ethanol, approximately 80,000 tons of dried distiller’s grains with solubles and approximately 79,000 tons of raw carbon dioxide gas.  After further review, our board of directors has determined that increasing our production capacity to 35 million gallons of denatured fuel grade ethanol, approximately 68,000 tons of dried distiller’s grains with solubles and approximately 92,000 tons of raw carbon dioxide gas will likely result in more efficient operations for our ethanol plant.  This change is not expected to delay our anticipated date of operation.

Based on the increased capacity of our ethanol plant, we now expect that the project will cost approximately $47,526,000 instead of the $37,000,000 previously planned.  We are still in the development phase, and until the proposed ethanol plant is operational, will generate no revenue.  We anticipate that accumulated losses will continue to increase until the ethanol plant is operating.  We expect that it will take approximately 14 to 16 months from the date we released funds from escrow to construct the ethanol plant and commence start-up operations.  Our anticipated date of substantial completion is currently summer of 2005.

We raised $13,457,000 of equity by a public offering registered with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-96703) as amended, which was declared effective on January 24, 2003, and terminated January 24, 2004.  In addition to the units sold in the public offering, we issued a total of 30 membership units to certain individuals as compensation in exchange for performance of development services.

We had originally received a written debt financing commitment consisting of a term loan of $20,000,000 and a $1,000,000 line of credit from Home Federal Savings Bank of Rochester, Minnesota.  We had also received a written commitment from Fagen, Inc. of Granite Falls, Minnesota to provide subordinated debt financing of up to $2,000,000.  Due to the increase of our project cost and overall capitalization, we will now need to increase our debt financing and are currently negotiating with lenders, including Home Federal Savings Bank, to receive the best financing arrangement that we can.  We expect that our new debt financing commitment when it is received will consist of term debt and/or a line of credit totaling approximately $26,000,000.  However, no definitive agreement has been signed and there is no assurance that such an agreement will be signed.

To supplement this debt financing, we anticipate that we may raise additional equity instead of utilizing the $2,000,000 subordinated debt financing previously offered by Fagen, Inc.  In that event, we intend to raise additional equity by authorizing and issuing Class B membership interests.  We expect that these Class B membership interests will be issued to ICM, Inc. of Colwich, Kansas, who is now expected to serve as our design-builder, and Fagen, Inc., who is now expected to serve as our principal subcontractor.  The holders of Class B membership interests are expected to have certain rights that will likely differ from the holders of currently outstanding membership interests.  We also intend to register an offering for additional Class A membership interests and use the sales proceeds of those membership interests to redeem the Class B membership interests and for other operating expenses.

In return for either the subordinated debt financing or the purchase by ICM, Inc. and Fagen, Inc. of the Class B membership interests, we intend to engage United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC, and United Bio Energy Trading, LLC, to provide us services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management.  These companies are owned by United Bio Energy, LLC, of Wichita, Kansas.  The majority owners of United Bio Energy, LLC are Fagen, Inc., and ICM, Inc.  As such, we expect to be very dependent on United Bio Energy, LLC, and its subsidiaries.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months in design development and construction of the ethanol plant.  We received an option to purchase 23 acres of land in the Golden Prairie Industrial Park on the edge of Garnett, Kansas to construct our ethanol plant from the City of Garnett, Kansas for a cost of $1.00.  This option was extended without additional cost to us.  We gave notice of the exercise of that option to the City on May 27, 2004, but have not yet finalized our purchase of the real estate.  We expect to do so prior to beginning construction of the ethanol plant.  We have received a commitment for title insurance from First American Title Insurance Company of Kansas.  We are also currently negotiating an agreement with the City of Garnett, Kansas, which we expect will provide for improvements to the real estate, grants, tax abatement and bonds.

We also plan to purchase ten acres of real estate in Anderson County, Kansas to allow the placement of a railroad spur from the proposed plant site to existing Union Pacific Railroad track in Garnett, Kansas.  We have received an option to purchase the real estate from Clarence L. White and Berniece F. White.  That option granted us the right to purchase approximately ten acres for $9,000 per acre and was obtained at a cost of $5,000.  The option was scheduled to expire on March 31, 2003, but was extended until March 14, 2004, in exchange for an additional payment of $5,000.  The option was extended a second time to July 1, 2004, for an additional $5,000 payment.  The option was extended a third time to September 1, 2004, for an additional $5,000 payment.  The purchase price of the land will be reduced by the amounts paid for the option and extensions.  The real estate was used as a surface dumpsite many years ago resulting in the need to move and bury waste.  The clean-up required has now been completed and paid for by grant funds applied for and received by the City of Garnett, Kansas.  The commitment for title insurance from First American Title Insurance Company of Kansas also applies to this real estate.

We plan to negotiate and execute finalized contracts needed in connection with the construction of the ethanol plant.  We had previously executed a non-binding letter of intent with Fagen, Inc. in connection with the design construction and operation of the ethanol plant.  We now expect that ICM, Inc. will serve as the design-builder with Fagen, Inc. now serving as our principal subcontractor.   We are currently in the process of negotiating a legally binding design-build contract and estimate that we will pay ICM, Inc. a fixed price of $35,900,000 pursuant to that agreement.  We expect that the design-build contract will obligate ICM, Inc. to provide all engineering services, labor, materials, and equipment to design, construct and startup a dry mill ethanol plant capable of producing 35 million gallons per year of denatured fuel-grade ethanol.  We expect that ICM, Inc. will provide training to our personnel for a period of 1-3 weeks.  We also expect that the design-build contract will limit our ability to recover damages from ICM, Inc. for defective construction and/or termination for cause to $2,500,000.  No assurances can be given that a legally binding design-build contract will be executed with ICM, Inc. or if executed, that it will be on the terms and conditions as favorable as those currently anticipated.

We previously engaged Fagen Engineering, LLC, to provide preliminary civil engineering for our ethanol plant.  ICM, Inc. is now working on preliminary civil engineering and site development.  A Phase 1 Environmental Study on our proposed site was completed on April 23, 2004.  Natwick & Associates of Fargo, North Dakota has conducted an appraisal and Taylor Design Group of Ottawa, Kansas has been engaged to survey the property.

Environmental Resource Group of Minneapolis, Minnesota, who has been engaged to coordinate and assist us with proper permitting, has submitted the application for the NPDES Wastewater Discharge Permit to the Kansas Department of Health and Environment and is currently working with the Kansas Department of Health and Environment to modify the construction air permit previously issued for the ethanol plant.  This modification is necessary to accommodate the anticipated increased production capacity of our ethanol plant.

We also expect to negotiate and execute contracts for the provision of electricity, natural gas, water and other utilities.  We have not yet entered into any such contracts, but have engaged U.S. Energy Services, Inc. of Wayzata, Minnesota, to provide consulting and energy management services for supplies of electricity and natural gas.  We are currently negotiating with U.S. Water Services for the provision of water treatment chemicals and services.

We are also currently negotiating contracts for the operation of the ethanol plant with United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC, and United Bio Energy Trading, LLC.  We expect that United Bio Energy Management, LLC, will manage the ethanol plant and United Bio Energy Fuels, LLC, will provide us ethanol marketing services.  In addition, we expect that United Bio Energy Ingredients, LLC, will provide us distiller’s grains marketing and grain origination services.  United Bio Energy Trading, LLC, is expected to provide us with overall risk management.  We expect to be very dependent on these companies after we begin operations.  As a result, any agreements negotiated will not be arms-length transactions and may not be as favorable as those negotiated with an independent third party.

We also plan to market and distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production.  On January 28, 2004, we entered in to a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey.  The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant.  The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant.  We expect to lease a parcel of our land adjacent to our ethanol plant to BOC Group, Inc. for construction of the liquefaction plant.  The letter of intent was scheduled to expire by its terms on March 31, 2004, but was extended to July 31, 2004.  The letter of intent has now been extended to September 30, 2004.  We are currently negotiating a legally binding contract with BOC Group, Inc.  However, there is no guarantee that a final contract will be executed or that it will be executed upon terms as favorable as those currently anticipated.

Sources and Uses of Funds

We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months.  These estimates are based upon consultation with ICM, Inc., Fagen, Inc., and our financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled “Risk Factors.”

USE OF FUNDS
Plant construction	$36,335,000
Land & site development costs	900,000
Railroad	1,210,000
Fire Protection / Water Supply	420,000
Construction insurance costs	100,000
Construction contingency	633,000
Capitalized interest	700,000
Rolling stock	190,000
Start up costs:
Financing costs	563,000
Organization costs	650,000
Pre Production period costs	600,000
Spare parts – process equipment	250,000
Working capital	3,125,000
Inventory – corn and milo	850,000
Inventory – chemicals and ingredients	250,000
Inventory – Ethanol and DDGS	750,000

$47,526,000

We expect the total funding required for the plant to be $47,526,000.  We estimate that we will need approximately $36,335,000 to construct the plant, which includes the $35,900,000 we expect to pay to ICM, Inc.,  and a total of approximately $11,191,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  The total project cost has increased by $10,526,000 due to the increase in plant production capacity.  The change includes a $8,635,000 increase in plant construction costs and a $785,000 increase to Inventory and Working Capital resulting from our decision to increase our expected annual production of fuel grade ethanol from 25 million gallons to 35 million gallons.

Based upon offering proceeds of $13,457,000, seed capital proceeds of $610,000, additional equity of $7,009,000, a term loan and/or line of credit in the approximate amount of $26,000,000, and grant financing of $450,000, we expect that we will have approximately $47,526,000 of debt and equity available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

Administration

We currently have an office staff comprised of two full-time and two part-time employees.  One of the full-time employees, Jill Zimmerman, is also our Treasurer, principal financial officer and member of the company.  We have executed an employment agreement with Jill Zimmerman.  The term of this agreement has been extended through September 30, 2004.

Employees

Upon completion of the ethanol plant, we intend to hire approximately 31 full-time employees.  Approximately three of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  We expect that United Bio Energy Management, LLC will also employ and provide our General Manager.  Accordingly, we expect approximately a total of 32 full-time personnel at the ethanol plant, including the General Manager.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend will occupy each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $11,628,058 and total current assets of $11,708,832.  To date, we have sold units in our public offering with a price of $13,457,000 and have raised an additional $610,000 in seed capital.  We released proceeds of our equity offering from escrow on March 22, 2004, and issued a total of 13,487 membership units, including 13,457 units sold in our offering and an additional thirty units issued for compensation.  We placed $150,000 of the proceeds in our money market account with Garnett State Savings Bank to cover our short-term development needs.  The remaining proceeds were placed in a separate account with Garnett State Savings Bank and will be held and invested pursuant to a Master Repurchase Agreement executed with Garnett State Savings Bank on March 16, 2004.  We may draw on these funds at any time, but do not intend to do so prior to the commencement of substantial construction of the ethanol plant.

As of June 30, 2004, we had current liabilities of $292,887 consisting primarily of our accounts payable and a note payable to the Kansas Department of Commerce and Housing.  Since our inception through June 30, 2004, we have an accumulated deficit of $1,314,850 and a subscriptions receivable in the amount of $1,750,000.  We have reduced members’ equity by $264,129, the amount of the prepaid offering costs related to the offering.  Total members’ equity as of June 30, 2004, was $11,642,150.  Since our inception, we have generated no revenue from operations.  For the quarter ended June 30, 2004, we have a net loss of $38,317 primarily due to start-up costs.

We had originally received a written debt financing commitment consisting of a term loan of $20,000,000 and a $1,000,000 line of credit from Home Federal Savings Bank.  We had also received a written commitment from Fagen, Inc. to provide subordinated debt financing of up to $2,000,000.  Due to the increase of our project cost, we will now need to increase our debt financing and are currently negotiating with lenders, including Home Federal Savings Bank, to receive the best financing arrangement available.  We expect that our new debt financing commitment when it is received will consist of term debt and/or a line of credit totaling approximately $26,000,000 and that the senior debt facility will be secured by substantially all of our assets.  No definitive agreement has been signed and there is no assurance that such an agreement will be signed.  Even if signed, a commitment for debt financing is not a binding loan agreement and, therefore, the lender may not be required to provide us the debt financing as set forth in the commitment.  A commitment is an agreement to lend, subject to certain terms and conditions, and to the negotiation, execution and delivery of loan and loan-related documentation satisfactory to the lender.  The agreement is conditional, and a lender could later decline the loan if terms and conditions set forth in the agreement are not satisfied.

To supplement our expected debt financing, we anticipate that we may raise additional equity instead of utilizing the $2,000,000 subordinated debt financing previously offered by Fagen, Inc.  We intend to raise additional equity by issuing Class B membership interests.  We expect that these Class B membership interests will be issued to ICM, Inc. and Fagen, Inc.  The Class B membership interests are expected to have an 8% cumulative fixed rate of return which will entitle ICM, Inc. and Fagen, Inc. to preferred rights to income distributions and priority over currently outstanding membership interests (which we intend to re-designate as Class A membership interests) in the event of dissolution.  We also intend to register an offering with the SEC for a minimum of 2,000 Class A membership interests and a maximum of 10,000 Class A membership interests at a purchase price of $10,000.  We intend to use the proceeds from the sales of registered Class A membership interests to redeem the Class B membership interests at a redemption price of $1,000 per unit and for other operating expenses.  If we fail to sell the minimum amount of Class A membership interests, we anticipate that we will redeem the Class B membership interests through distribution of net cash flow, subject to any restrictions on distributions imposed by our debt financing agreements.  We expect that we will be required to redeem the Class B membership interests prior to making any distributions to Class A holders except with respect to tax distributions.  We also expect that in exchange for the contributions made for Class B membership interests, the Class B holder will be entitled to representation on our board of directors.

We received a Value-Added Agricultural Product Market Development Grant of $450,000 from the USDA, which is a matching grant to be used for start-up costs.

We will be applying for a grant from the USDA’s Commodity Credit Corporation. Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. Under the program, no eligible producer may receive more than $7.5 million in any fiscal year.  However, some ethanol producers have received more than this amount when the start-up period has extended over more than one fiscal year of the U.S. government.  Because we expect to be an eligible producer and to annually utilize approximately 12.5 million bushels of corn annually in the increased production of ethanol, we expect to potentially receive a maximum award of approximately $7.5 million.  However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we receive may be reduced based upon the volume of applications from other eligible producers.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  We expect to be eligible to receive an award under the program only once during the life of our project.  The Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the CCC program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

The following schedule sets forth our estimated sources of funds.  This schedule could change in the future depending on whether we receive additional grants.  The schedule may also change depending on the level of additional equity raised.

Source of Funds		Percent of Total
Member Equity	$21,076,000	44.35
Term Debt/Line of Credit	$26,000,000	54.71
Grants	$450,000.94

Total Sources of Funds	$47,526,000	100.00%

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

On January 24, 2004, we closed the offering and stopped selling units registered under our registration statement.  During the offering we sold 13,457 units for an aggregate price of $13,457,000 of which a total of $1,750,000 has not yet been received from two subscribers, Fagen, Inc. and Fagen Energy, Inc.  We expect to receive the remaining proceeds before execution of definitive loan documents with our senior lender.  We sold the units without the assistance of an underwriter.

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

On March 22, 2004, we released funds from escrow and issued 13,487 units in the Company, including 13,457 units sold in our offering and an additional thirty units issued for compensation.  As of June 30, 2004, we had not used net offering proceeds in excess of $100,000 for any purpose.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

There has been no change in our procedures by which Members may recommend nominees to the Company’s Board of Directors.  The process continues to be as described in our Operating Agreement.

Item 6.           Exhibits And Reports On Form 8-K.

(a)                                  The following exhibits are included herein:

Exhibit No.	Exhibit

10.10	July 1, 2004 Option to Purchase Real Estate from Clarence L. White and Berniece F. White
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350
32.2	Certificate Pursuant to 18 U.S.C. Section 1350

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date:	August 16, 2004	/s/ William Pracht
William Pracht
President (Principal Executive Officer)

Date:	August 16, 2004	/s/ Jill Zimmerman
Jill Zimmerman
Treasurer (Principal Financial and Accounting Officer)