Form 10QSB
period 2004-09-30
EAST KANSAS AGRI ENERGY LLC
filed 2004-11-15
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

(785) 448-2888
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                             ☒  Yes      ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 8, 2004, there were 14,707 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes      ☒  No

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

EAST KANSAS AGRI-ENERGY, LLC

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,093,646
Grant receivable	102,585
Interest receivable	30,846
Prepaid expense	11,160
Total current assets	9,238,237

PROPERTY, PLANT AND EQUIPMENT
Land	1
Office equipment	16,490
Construction in progress	4,170,751
4,187,242
Less accumulated depreciation	5,963
4,181,279
OTHER ASSETS
Financing costs	46,477
Land option	20,000
66,477

Total assets	$13,485,993

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$—
Accounts payable
Trade	87,172
Related party	31,692
Accrued expenses	5,692
Total current liabilities	124,556

MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 14,707 units issued and outstanding as of September 30, 2004	14,707,000
Deficit accumulated during the development stage	(1,345,563)
Total members’ equity	13,361,437

Total liabilities and members’ equity	$13,485,993

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	From January 3, 2001 (Date of Inception) to September 30, 2004

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES
Organizational expenses	—	—	—	—	3,643
Start-up expenses	42,725	176,726	46,269	132,560	496,807
	42,725	176,726	46,269	132,560	500,450
OTHER INCOME (EXPENSE)
Interest income	13,197	39,573	227	1,643	46,200
Interest expense	(1,185)	(3,656)	—	—	(4,786)
Other income	—	—	—	—	2,000
	12,012	35,917	227	1,643	43,414

NET LOSS	$(30,713)	$(140,809)	$(46,042)	$(130,917)	$(457,036)

BASIC AND DILUTED LOSS PER UNIT	$(2)	$(15)	$(38)	$(107)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	12,729	9,294	1,220	1,220

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

	Units	Contributed Capital	Deficit Accumulated During the Development Stage	Total

Balance, January 3, 2001 (Date of Inception)	—	$—	$—	$—

Net loss for the period ended December 31, 2001	—	—	(30,484)	(30,484)

Balance as of December 31, 2001	—	—	(30,484)	(30,484)

Units issued	1,220	610,000	—	610,000

Impact of units issued at a discount	—	610,000	(610,000)	—

Cost of raising capital	—	—	(14,398)	(14,398)

Net loss for the nine months ended September 30, 2002	—	—	(101,906)	(101,906)

Balance as of September 30, 2002	1,220	1,220,000	(756,788)	463,212

Net loss for the three months ended December 31, 2002	—	—	(25,217)	(25,217)

Balance as of December 31, 2002	1,220	1,220,000	(782,005)	437,995

Net loss for the nine months ended September 30, 2003	—	—	(130,917)	(130,917)

Balance as of September 30, 2003	1,220	1,220,000	(912,922)	307,078

Net loss for the three months ended December 31, 2003	—	—	(27,703)	(27,703.00)

Balance as of December 31, 2003	1,220	1,220,000	(940,625)	279,375

Units issued	13,457	13,457,000	—	13,457,000

Units issued for compensation	30	30,000	—	30,000

Cost of raising capital	—	—	(264,129)	(264,129)

Net loss for the nine months ended September 30, 2004	—	—	(140,809)	(140,809)

Balance as of September 30, 2004	14,707	$14,707,000	$(1,345,563)	$13,361,437

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	From January 3, 2001 (Date of Inception) to September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,809)	$(130,917)	$(457,036)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,469	2,265	5,963
Non-cash compensation for capital units	30,000	—	30,000
Increase in current assets
Grants receivable	(75,526)	(25,853)	(102,585)
Interest receivable	(30,846)	—	(30,846)
Prepaid expense	(9,741)	(4,656)	(11,160)
Increase (decrease) in current liabilities
Accounts payable	1,685	(25,479)	72,194
Accrued expenses	(1,049)	5,236	5,692
Net cash (used in) operating activities	(223,817)	(179,404)	(487,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(11,470)	(16,490)
Purchase of land	(1)	—	(1)
Purchase of land option	(10,000)	(5,000)	(20,000)
Construction in progress	(4,049,386)	(10,676)	(4,124,081)
Net cash (used in) investing activities	(4,059,387)	(27,146)	(4,160,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(1,260)	(108,663)	(278,527)
Payment of financing fees	(46,477)	—	(46,477)
Proceeds from notes payable	—	—	137,000
Repayment of notes payable	—	—	(137,000)
Proceeds from long-term debt	—	—	75,000
Repayment of long-term debt	(75,000)	—	(75,000)
Capital contributions	13,457,000	—	14,067,000
Net cash provided by (used in) financing activities	13,334,263	(108,663)	13,741,996

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,051,059	(315,213)	9,093,646

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,587	374,190	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,093,646	$58,977	$9,093,646

(continued on next page)

STATEMENTS OF CASH FLOWS (UNAUDITED) – page 2

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	From January 3, 2001 (Date of Inception) to September 30, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$3,338	$—	$3,656

NON CASH INVESTING AND FINANCING ACTIVITIES

Prepaid expenses reclassified to deferred offering costs	$—	$—	$35,754

Property, Plant and Equipment costs incurred	$46,670	$—	$46,670

Cost of raising capital reclassified to members’ equity	$264,129	$—	$278,527

Capital contributions issued at discount	$—	$—	$610,000

Capital contributions issued for compensation expensed during the nine months ended September 30, 2004	$15,000	$—	$15,000
Liability converted to capital units	15,000	—	15,000
	$30,000	$—	$30,000

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a development stage Kansas limited liability company) to be located in Garnett, Kansas, was organized to pool investors to build a 20 million gallon ethanol plant with distribution within the United States. East Kansas Agri-Energy, LLC (the Company) anticipates completing construction by the summer of 2005. As of September 30, 2004, the Company is in the development stage with its efforts being principally devoted to financing and construction activities.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three and nine months ended September 30, 2004 and 2003, are not necessarily indicative of the results expected for a full year.

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

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. As of September 30, 2004, there were no units includable in diluted earnings per unit related to subscribed units as the calculation would have been antidilutive.

Stock Based Compensation

The Company records stock based compensation based on the fair value of the units issued for the compensation.

NOTE 2 -                   COMMITMENTS AND CONTINGENCIES

The Company has entered into an option agreement to purchase approximately 10 acres of land. The option was originally purchased for $5,000, plus $5,000 for an extension during 2003, and provides for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. The option was extended to September 1, 2004 and the Company paid an additional $5,000 for the extension. On September 1, 2004, the option was extended until such time as closing on the property would occur. The purchase price of the land will be reduced by amounts previously paid for the option and extensions.

On May 14, 2002, the Company entered into an option to purchase real property for the plant site with a fair value of approximately $172,500. The option is for the purchase of approximately 23 acres within the Golden Prairie Industrial Park of the City of Garnett, Kansas for $1. On May 27, 2004, to Company gave notice of exercise of the option, and received title to the property on September 1, 2004.

The Company entered into an agreement for preliminary engineering for the proposed ethanol plant with Fagan Engineering LLC. As of September 30, 2004 approximately $22,000 had been incurred.

During the year ended December 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV). The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380. The Company and VAV are negotiating settlement of this contract. The Company has recorded a liability related to this agreement of $5,847 as of September 30, 2004.

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

The Company completed its initial public offering and escrow was broken in March 2004. A total of 13,457 units were subscribed, with subscriptions receivable of $0 related remaining unpaid as of September 30, 2004.

The Company entered into a repurchase agreement with Garnett State Savings Bank to provide security for cash balances held in anticipation of construction. The Company has approximately $9,065,000, included in cash and cash equivalents, under the repurchase agreement.

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

Due to the increase of project cost and overall capitalization, the Company will need to increase debt and equity financing and is completing negotiations with Home Federal Savings Bank on its loan commitment. The Company expects that the new debt financing commitment, when it is received, will consist of term debt and/or a line of credit totaling approximately $26,000,000 and that the senior debt facility will be secured by substantially all of the assets. In addition to this debt, additional financing will be required, as discussed in Note 3.

The Company has entered into a design-build contract with ICM, Inc. for a fixed price of $35,900,000 pursuant to an agreement for the construction of the 35 million gallon annual capacity ethanol plant.

NOTE 3 -                   MEMBERS’ EQUITY

In addition to transactions discussed in Note 2, the Company issued during 2004 a total of 30 units for compensation during 2004. The former project coordinator received 15 units in exchange for amounts previously owed for services.

The current project coordinator and treasurer (who are full time employees of the Company) received a total of 15 units as a bonus for their services related to the development and financing of the Company. Compensation expense related to this bonus totaled $15,000 for the nine months ended September 30, 2004.

During September 2004, the Company amended its Operating Agreement whereby the number of authorized units was amended from 20,000 to 40,000 units. In addition, the amendments to the Operating Agreement provide for two classes of members of the Board of Directors, Class A and Class B. Class A members of the board of directors consist of previously existing members of the Board of Directors, prior to amendment. Up to three (3) Class B members of the Board of Directors may be appointed by Fagan, Inc., ICM, Inc., or both of these parties in conjunction with their agreement to purchase additional units.

The Company has entered into a Unit Purchase and Redemption Agreement for membership units with Fagan, Inc. and ICM, Inc. The total number of units subject to the agreement shall not exceed 6,250 units at $1,000 per unit, for total proceeds of $6,250,000. The Company also has an obligation to repurchase the units from the proceeds of a proposed equity offering or from the cash flow provided by the operations of the ethanol plant, at a rate of $1,100 per unit, or a total $6,875,000. For each $2,000,000 of units related to this agreement, ICM, Inc. and Fagan, Inc., are entitled to one board member. As the units are repurchased by the Company, the number of Class B Board members is reduced by one for each $2,000,000 of units repurchased. The proceeds from the issuance of these units is scheduled to occur at such time as the proceeds from the initial public offering are expended for construction and related costs and the remaining balance of cash from the initial public offering is reduced to $1,000,000.

NOTE 4 -                   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 -                   VALUE ADDED GRANT

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. For the nine months ended September 30, 2004 and 2003, the Company qualified for reimbursement of $132,149 and $119,387, respectively, of which $1,409 and $34,240, respectively, related to cost of raising capital. For the period from inception though September 30, 2004, the Company qualified for reimbursement of $408,896 of costs, of which $61,602 related to cost of raising capital and $347,294 was recorded as a reduction of start-up costs.

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

Overview

East Kansas Agri-Energy, LLC was formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett, Kansas.  We have begun construction of a corn-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  We originally expected to build a 20 million gallon per year ethanol plant.  We subsequently revised our business plan to expand the plant capacity to produce 25 million gallons of denatured fuel grade ethanol.  After further review, we determined that increasing our production capacity to 35 million gallons of denatured fuel grade ethanol would likely result in more efficient operations for our ethanol plant.  We do not expect this change to delay our anticipated date of start-up operation, which is currently summer of 2005.

Based on the increased capacity of our ethanol plant, we now expect that the project will cost approximately $46,793,000 instead of the $37,000,000 previously planned.  This includes approximately $36,340,000 to build the plant.  We are still in the development phase, and until the proposed ethanol plant is operational, will generate no revenue.

Due to the increase in our anticipated total project cost, we have received an increase in our written debt financing commitment from $20,000,000 to $26,000,000.  To supplement this debt financing, we have entered into an agreement to secure additional equity proceeds of $6,250,000 from Fagen, Inc, our principal contractor, and ICM, Inc., our design builder.  As an incentive for ICM, Inc. and Fagen, Inc. to contribute equity capital to purchase our units, we intend to engage United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC, and United Bio Energy Trading, LLC, to provide us services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management.  These companies are owned by United Bio Energy, LLC, of Wichita, Kansas.  The majority owners of United Bio Energy, LLC are Fagen, Inc., and ICM, Inc.  As such, we expect to be very dependent on United Bio Energy, LLC, and its subsidiaries.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months constructing the ethanol plant, finalizing our critical operating contracts, including those with United Bio Energy, LLC and closing on our debt financing agreements with Home Federal Savings Bank of Rochester, Minnesota.  We also plan to register an offering for additional membership units.  We intend to use up to $6,875,000 of the proceeds from the sale of these units to redeem the units purchased by ICM, Inc. and Fagen, Inc.  We intend to use any additional proceeds we receive from this offering for other operating expenses.

Plant Construction

On August 9, 2004, we executed a design-build agreement with ICM, Inc., to provide engineering services, labor, materials and equipment to design, construct and start-up a dry mill ethanol plant capable of producing no less than 35 million gallons per year of ethanol and no less than 68,000 tons per year of dried distillers grains.  On September 28, 2004 we issued a Notice to Proceed to ICM, Inc. and commenced construction of the ethanol plant with ICM, Inc. serving as the design-builder and Fagen, Inc. serving as our principal subcontractor.  We expect the plant to be substantially complete, i.e., sufficiently complete for occupancy and ethanol production, no later than 345 days after September 28, 2004 (early August – late September 2005) assuming a constant availability of supplies and labor and assuming reasonable winter weather.

Under the terms of the design build agreement, we expect to pay ICM, Inc. up to an anticipated maximum of $35,900,000 to design and construct the plant, subject to any change orders we approve. If ICM, Inc. encounters “differing site conditions,” it will be entitled to an adjustment in the contract price and time of performance, if such conditions adversely affect its costs and performance time. “Differing site conditions” is defined in the contract as any concealed physical conditions at the site that are materially different from the conditions indicated in our geotechnical report for the project site or any unusual conditions which differ materially from the conditions ordinarily encountered in similar work.

We will make progress and final payments to ICM, Inc., based upon applications for payment we receive from ICM, Inc. covering work completed under the design build agreement as of the date of the application.  Initially we will retain 10% of the amount submitted in each application for payment.  When at least 50% of the work has been completed, we will no longer withhold a retainage amount.  Once ICM, Inc. has substantially completed the project, we will make a payment to ICM, Inc. equal to 100% of the contract, less $500,000.  We will also withhold amounts for any defective work.  We will pay $250,000 of the $500,000 to ICM, Inc. once we are satisfied that ICM, Inc. has satisfied its obligations under the contract.  We will pay the remaining $250,000 to ICM, Inc. after we receive a written emissions compliance report documenting compliance with the applicable atmospheric emission criteria.

There is no assurance that defects in materials and/or workmanship in the plant will not occur.  Under the terms of the design-build agreement, ICM, Inc. warrants that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in the material and workmanship at the time of delivery.  Though the design-build agreement requires ICM, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in the material or workmanship may still occur.  The design-build agreement provides that the maximum amount of damages we may recover from ICM, Inc. for defective construction is $2,500,000. Such defects could cause us to delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, to halt or discontinue the plant’s operation.  Any such event may have a material adverse effect on our operations, cash flows, and financial performance.

Both we and ICM, Inc. are solely responsible for our own conduct, including our own fault, as to any aspect of the design-build agreement.  If a claim is made or an action is filed by a third party arising out of the design-build or the services performed under it, we and ICM, Inc. will each be responsible for our own defense.  If either of us is found liable and ordered to pay damages for the fault of the other, then we each agree to indemnify and hold harmless the other for any payment it has to make, including the payment of attorney’s fees incurred in resisting, settling, or otherwise disposing of the demand, on account of the other’s default.

Site Development, Permitting and Utilities

On September 2, 2004, we finalized our purchase of 23 acres of land in the Golden Prairie Industrial Park on the edge of Garnett, Kansas where we are constructing our ethanol plant.  We are currently negotiating an agreement with the City of Garnett, Kansas, which we expect will provide for improvements to the real estate, grants, tax abatement and bonds.

We also plan to purchase ten acres of real estate in Anderson County, Kansas to allow the placement of a railroad spur from the plant site to existing Union Pacific Railroad track in Garnett, Kansas.  We have received an option to purchase the real estate from Clarence L. White and Berniece F. White.  That option granted us the right to purchase approximately ten acres for $9,000 per acre and was obtained at a cost of $5,000.  We have paid a total of $15,000 for subsequent extensions of this option.  On September 1, 2004, we extended the option until closing on the real estate occurs.  The purchase price of the land will be reduced by the amounts paid for the option and extensions.  The real estate was used as a surface dumpsite many years ago resulting in the need to move and bury waste.  The clean-up required has now been completed and paid for by grant funds applied for and received by the City of Garnett, Kansas.

ICM, Inc. provided the preliminary civil engineering and site development for the ethanol plant and continues to provide assistance in this area.  A Phase 1 Environmental Study on our proposed site was completed on April 23, 2004.  Natwick & Associates of Fargo, North Dakota conducted an appraisal of the property and we engaged Taylor Design Group of Ottawa to conduct a survey of the property.

Environmental Resource Group of Minneapolis, Minnesota, whom we engaged to coordinate and assist us with proper permitting, submitted an application for the NPDES Wastewater Discharge Permit to the Kansas Department of Health and Environment and worked with the Kansas Department of Health and Environment to modify the construction air permit previously issued for the ethanol plant.  This modification was necessary to accommodate the anticipated increased production capacity of our ethanol plant.

We expect to negotiate and execute contracts for the provision of electricity, natural gas, water and other utilities to the site in the coming months.  We are currently working with Kansas City Power & Light and Southern Star Central Gas Pipeline Company to finalize utility prices for plant operations.  We have engaged U.S. Energy Services, Inc. of Wayzata, Minnesota, to provide consulting and energy management services for supplies of electricity and natural gas.  We have also executed a Letter of Agreement with Southern Star Central Gas Pipeline for a complete engineering evaluation related to the costs of delivering natural gas to the site. We are currently negotiating with U.S. Water Services for the provision of water treatment chemicals and services.

Operating Contracts

We are currently negotiating contracts for the operation of the ethanol plant with United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC, and United Bio Energy Trading, LLC.  We expect that United Bio Energy Management, LLC, will manage the ethanol plant and United Bio Energy Fuels, LLC, will provide us ethanol marketing services.  In addition, we expect that United Bio Energy Ingredients, LLC, will provide us distillers grains marketing and grain origination services.  United Bio Energy Trading, LLC, is expected to provide us with overall risk management.  We expect to be very dependent on these companies after we begin operations.  As a result, any agreements negotiated will not be arms-length transactions and may not be as favorable as those negotiated with an independent third party.

We also plan to market and distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production.  On January 28, 2004, we entered in to a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey.  The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant.  The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant.  We expect to lease a parcel of our land adjacent to our ethanol plant to BOC Group, Inc. for construction of the liquefaction plant.  The letter of intent has been extended to December 31, 2004. We are currently negotiating a legally binding contract with BOC Group, Inc.  However, there is no guarantee that a final contract will be executed or that it will be executed upon terms as favorable as those currently anticipated.

Financing Plan

Due to the increase of our project cost and overall capitalization, our financing needs have changed.  Home Federal Savings Bank of Rochester, Minnesota has provided us with a revised written debt financing commitment consisting of a term loan of $26,000,000.  We anticipate closing this loan next quarter.  To supplement our debt financing and complete our capitalization plan we entered into a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc.  In the Unit Purchase and Redemption Agreement we agree to issue up to 6,250 of our units to ICM, Inc. and Fagen, Inc. at a purchase price of $1,000 per unit in exchange for a combined capital contribution from them of up to $6,250,000.  The closing of the purchase of these units by ICM, Inc. and Fagen, Inc. is conditioned upon us depleting the proceeds that we raised from our initial registered offering to $1,000,000 or less.  To raise the proceeds necessary to redeem the units in accordance with the terms of Unit Purchase and Redemption Agreement, we intend to register an offering for additional membership units and use the sales proceeds of those membership units to redeem the units purchased by ICM, Inc. and Fagen, Inc.

Sources and Uses of Funds

With receipt of the previously stated debt and equity financing, we expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months.  These estimates are based upon consultation with ICM, Inc. and Fagen, Inc.  It is only an estimate and our actual expenses could be higher due to a variety of factors including those described elsewhere in this Report.

Plant construction	$36,340,000
Land & site development costs	1,510,000
Railroad	1,500,000
Fire Protection / Water Supply	280,000
Construction insurance costs	96,000
Construction contingency	582,000
Capitalized interest	350,000
Rolling stock	190,000
Start up costs:
Financing costs	578,000
Organization costs	1,002,000
Pre Production period costs	385,000
Spare parts – process equipment	250,000
Working capital	1,900,000
Inventory – corn and milo	830,000
Inventory – chemicals and ingredients	250,000
Inventory – Ethanol and DDGS	750,000

$46,793,000

We expect the total funding required for the plant to be $46,793,000.  We estimate that we will need approximately $36,340,000 to construct the plant, which includes the $35,900,000 payable to ICM, Inc. under the design-build agreement, and a total of approximately $10,453,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  The total project cost has increased by $9,793,000 due to the increase in plant production capacity.  The change includes a $8,640,000 increase in plant construction costs, a $610,000 increase in land and site development costs, and a $480,000 increase to Inventory and Working Capital resulting from our decision to increase our expected annual production of fuel grade ethanol from 25 million gallons to 35 million gallons.

Based upon initial registered offering proceeds of $13,457,000, seed capital proceeds of $610,000, additional equity of $6,250,000, a term loan of $26,000,000, grant financing of $476,000, we expect that we will have approximately $46,793,000 of debt and equity available which would provide us with sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

Administration

We currently have an office staff comprised of two full-time and two part-time employees.  One of the full-time employees, Jill Zimmerman, is also our Treasurer, principal financial officer and member of the company.  We have executed an employment agreement with Jill Zimmerman.  The term of this agreement was extended through July 1, 2005.

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

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $9,093,646 and total current assets of $9,238,237.  To date, we have sold units in our public offering with a price of $13,457,000 and have raised an additional $610,000 in seed capital.  We released proceeds of our equity offering from escrow on March 22, 2004, and issued a total of 13,487 membership units, including 13,457 units sold in our offering and an additional 30  units issued for compensation.  We placed $150,000 of the proceeds in our money market account with Garnett State Savings Bank to cover our short-term development needs.  The remaining proceeds were placed in a separate account with Garnett State Savings Bank and will be held and invested pursuant to a Master Repurchase Agreement executed with Garnett State Savings Bank on March 16, 2004.  In September 2004 we began drawing on these funds as we commenced construction of the ethanol plant.

As of September 30, 2004, we had current liabilities of $124,556 consisting primarily of our accounts payable.  Our note payable to the Kansas Department of Commerce and Housing was paid off on September 30, 2004.  Since our inception through September 30, 2004, we have an accumulated deficit of $1,345,563.  We have reduced members’ equity by $264,129, the amount of the prepaid offering costs related to the initial registered offering.  Total members’ equity as of September 30, 2004, was $13,361,437.  Since our inception, we have generated no revenue from operations.  For the quarter ended September 30, 2004, we have a net loss of $30,713 primarily due to start-up costs.

We had originally received a written debt financing commitment consisting of a term loan of $20,000,000 and a $1,000,000 line of credit from Home Federal Savings Bank.  We had also received a written commitment from Fagen, Inc. to provide subordinated debt financing of up to $2,000,000.  Due to the increase of our project cost, we needed to increase our debt financing and have received a new debt financing commitment from Home Federal Savings Bank for debt financing in the amount of $26,000,000 consisting of a $21,000,000 conventional term loan and a $5,000,000 USDA 80% guaranteed loan.  Even though a commitment for debt financing has been signed, it is not a binding loan agreement and, therefore, the lender may not be required to provide us the debt financing as set forth in the commitment.  A commitment is an agreement to lend, subject to certain terms and conditions, and to the negotiation, execution and delivery of loan and loan-related documentation satisfactory to the lender.  The agreement is conditional, and a lender could later decline the loan if terms and conditions set forth in the agreement are not satisfied.

During the construction phase, we will make monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%.  We anticipate that the construction phase will end no later than September 1, 2005.  Following construction completion, the loan will be segmented into two loans (1) a $5,000,000 USDA 80% guaranteed loan, and (2) a $21,000,000 conventional term loan.  The $5,000,000 USDA guaranteed loan will have an amortization period and maturity date of 10 years.  We will make monthly payments of principal and interest on the $5,000,000 loan at a variable interest rate of prime plus 1.25%.  This variable rate will be adjusted quarterly.  The $21,000,000 conventional loan will have an amortization period of ten years but will mature at the end of five years.  We will make monthly payments of principal and interest on the $21,000,000 loan at a variable rate equal to prime plus 1.75% with a floor of 6%.

During the term of the loan, we anticipate that we will pay Home Federal Savings Bank an annual amount equal to the greater of (1) 75% of any Commodity Credit Corporation Bio Energy income payments we receive during the year or (2) 25% of our free cash flow for each year.  We further anticipate that Home Federal Savings Bank will require that we remit 75% of such payments received as part of the USDA Commodity Credit Corporation Bio Energy income program to it within 15 days of our receipt any Commodity Credit Corporation Bio Energy income payments.  We expect the Home Federal Savings Bank to require our remittance of these payments until it has received an aggregate sum of $7,500,000.

  To supplement our expected debt financing, we intend to raise additional equity by issuing units to ICM, Inc. and Fagen, Inc. pursuant to the Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. entered into on October 11, 2004.  The Unit Purchase and Redemption Agreement provides for the issuance of up to 6,250 of the Company’s units to ICM, Inc. and Fagen, Inc. at a purchase price of $1,000 per unit in exchange for their combined capital contribution of up to $6,250,000. The closing of the purchase of these units by ICM, Inc. and Fagen, Inc. is conditioned upon us depleting the proceeds that we raised from our initial registered offering to $1,000,000 or less.

In exchange for the contributions made for these units, ICM, Inc. and Fagen, Inc. are also entitled to appoint a total of three (3) directors to our Board of Directors, subject to our ability to terminate one of their director positions for every 2,000 units redeemed from either ICM, Inc. or Fagen, Inc.  Before we could offer these units to ICM, Inc. and Fagen, Inc. under the terms and conditions provided for in the Unit Purchase and Redemption Agreement, it was necessary for us to amend our operating agreement.  On September 16, 2004 our members voted to amend our operating agreement to authorize the issuance of 20,000 additional units and to add provisions regarding ICM, Inc.’s and Fagen, Inc.’s rights to appoint directors.

We expect our initial equity proceeds to fall below $1,000,000 sometime within the next quarter at which time we intend to issue units to ICM, Inc. and Fagen, Inc. in exchange for their combined capital contribution of $6,250,000.  To raise the proceeds necessary to redeem the units in accordance with the terms of Unit Purchase and Redemption Agreement, we intend to register an additional offering with the SEC for a minimum of 2,000 units and a maximum of 10,000 units at a purchase price of $1,100 per unit.  The first $6,875,000 raised in this offering will be used to redeem the units owned by Fagen, Inc. and ICM, Inc. at a redemption price of $1,100 per unit.

To the extent that we obtain proceeds of less than $6,875,000 in this offering, we intend to redeem the units through a distribution of our net cash flow from operations at a redemption price equal to the fair market value of the units as of the date of the redemption.  The amount of yearly net cash flow available for redemption will be subject to a reduction due to distributions to our members (including ICM, Inc. and Fagen, Inc.) in an aggregate amount equal to forty percent (40%) of our net income for the purpose of paying income taxes related to the ownership of our units.  The amount of yearly net cash flow available for redemption will be subject to a further reduction equal to the greater of seventy-five percent (75%) of any CCC Bio-Energy income payments we receive during such year or twenty-five percent (25%) of our free cash flow.  Any redemption of our units by us is further subject to the terms and conditions of any and all debt financing agreements executed between our lenders and us.

We received a Value-Added Agricultural Product Market Development Grant of $450,000 from the USDA, which is a matching grant to be used for start-up costs.   We have applied with the City of Garnett, Kansas under the Neighborhood Revitalization Program for a rebate of any additional property taxes attributable to our site improvements.   The City of Garnett, Kansas was awarded an Economic Development grant and loan through the U.S. Small Cities Community Development Block Program for $750,000 to assist with water infrastructure improvements at the plant site.  The City has also applied for highway improvements with the Kansas Department of Transportation and for grant funds that would assist with rail improvements.  These grants are still pending.

We have applied for a grant from the USDA’s Commodity Credit Corporation. Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. Under the program, no eligible producer may receive more than $7.5 million in any fiscal year.  However, some ethanol producers have received more than this amount when the start-up period has extended over more than one fiscal year of the U.S. government.  Because we expect to be an eligible producer and to annually utilize approximately 12.5 million bushels of corn annually in the increased production of ethanol, we expect to potentially receive a maximum award of approximately $7.5 million.  However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we receive may be reduced based upon the volume of applications from other eligible producers.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  We expect to be eligible to receive an award under the program only once during the life of our project.  The Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the CCC program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

The following schedule sets forth our estimated sources of funds.  This schedule could change in the future depending on whether we receive additional grants.  The schedule may also change depending on the level of additional equity raised.

Source of Funds		Percent of Total
Member Equity	$20,317,000	43.42%
Term Debt	$26,000,000	55.56
Grants	$476,000	1.02

Total Sources of Funds	$46,793,000	100.00%

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

PART II.                        OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We previously disclosed on Form 8-K filed October 15, 2004 the unregistered sale of our units to ICM, Inc. and Fagen, Inc. pursuant to the Unit Purchase and Redemption Agreement entered into on October 11, 2004.

Use of Proceeds

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

On January 24, 2004, we closed the offering and stopped selling units registered under our registration statement.  During the offering we sold 13,457 units for an aggregate price of $13,457,000.  We sold the units without the assistance of an underwriter.

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

On March 22, 2004, we released funds from escrow and issued 13,487 units in the Company, including 13,457 units sold in our offering and an additional thirty units issued for compensation.  As of September 30, 2004, we had used net offering proceeds of approximately $4,100,000 for construction of plant, building and facilities, $75,000 for repayment of indebtedness, and $229,000 for operating expenses.  All of these payments were direct or indirect payments to others.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 16, 2004, we held a special meeting of the members to vote on whether to approve an amendment to our Amended and Restated Operating Agreement dated March 13, 2002.  The amendment modified the rights of members owning our membership units by authorizing the issuance of up to 20,000 additional membership units and allowing Fagen, Inc., and ICM, Inc. to appoint a total of 3 directors to the our board of directors in exchange for their combined additional capital contribution of approximately $6.25 million.  The members cast 10,976 votes for the amendment, 10 votes against the amendment and there were 30 abstentions.

Item 5.  Other Information

None.

Item 6.  Exhibits.

(a)                                  The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit

3.2

Amended and Restated Operating Agreement of East Kansas Agri-Energy, L.L.C. Filed as Exhibit 3.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

3.2.1	First Amendment to Amended and Restated Operating Agreement of East Kansas Agri-Energy, L.L.C. adopted September 16, 2004.
10.11	Agreement Between Owner and Design/Builder on the Basis of a Stipulated Price dated August 9, 2004
10.12	Unit Purchase and Redemption Agreement dated October 11, 2004
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. Section 1350
32.2	Certificate Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date:	November 15, 2004	/s/ William Pracht
William Pracht
President (Principal Executive Officer)

Date:	November 15, 2004	/s/ Jill Zimmerman
Jill Zimmerman
Treasurer (Principal Financial and Accounting Officer)