Form 10KSB
period 2004-12-31
EAST KANSAS AGRI ENERGY LLC
filed 2005-03-31
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

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

As of March 23, 2005, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $20,957,000.

As of March 23, 2005, there were 20,957 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    None.

Transitional Small Business Disclosure Format (Check one):                      ☐  Yes                   ☒  No

INDEX

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 8A.	CONTROLS AND PROCEDURES

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

East Kansas Agri-Energy, L.L.C. was formed as a Kansas limited liability company on October 16, 2001.  References to “we”, “us”, “our” and the “Company” refer to East Kansas Agri-Energy, L.L.C.  We are a start-up company in the development stage.  We are building a 35 million gallon per year ethanol plant near Garnett, Kansas.  Our principal business office is currently located at 210½ East 4th Avenue, Garnett, Kansas 66032.  We are managed by an 11 member Board of Directors.

Principal Products and Markets

We have begun construction of a corn and milo-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  We originally expected to build a 20 million gallon per year ethanol plant.  We subsequently revised our business plan to expand the plant capacity to produce 25 million gallons of denatured fuel-grade ethanol.  After further review, we determined that increasing our production capacity to 35 million gallons of denatured fuel-grade ethanol would likely result in more efficient operations for our ethanol plant.

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

A principal by-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distiller grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  We intend to market all distillers dried and wet grains produced at our plant.

We also plan to market and distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production.  We have entered in to a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey that expires on March 31, 2005. We expect that this letter of intent will be extended by agreement of the parties.  The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant.  The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant.  We expect to lease a parcel of our land adjacent to our ethanol plant to BOC, Group, Inc. for construction of the liquefaction plant.  We have not yet entered into a legally binding contract with BOC Group, Inc. and there is no assurance that we will do so or that if we do that it will be on terms as favorable as those discussed.  If we do execute a final contract with BOC Group, Inc., we expect that it will take approximately one year for the liquefaction plant to be constructed and for BOC, Group, Inc. to begin purchasing our carbon dioxide.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  This market will likely be serviced by rail, and is within a 450-mile radius of the ethanol plant.  The regional markets for our plant in Garnett, Kansas would include Omaha, Kansas City, Denver, Fort Collins, Colorado Springs, and perhaps St. Louis.  Generally, the regional market is good business to develop.  The freight is reasonable, the competition, while aggressive, is not too severe, and the turn-around time on rail cars is favorable.  In addition, it is often easier to obtain letters of intent to purchase product from regional buyers than from national buyers.  These letters, while not binding, tend to raise the comfort level of the financial lending institutions.  In a regional market, letters of intent to purchase are taken quite seriously by the buyer.  Regional pricing tends to follow national pricing less the freight difference.  As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation.

We purchased approximately 19 acres of real estate in Anderson County, Kansas to allow the placement of a railroad spur from the site of the ethanol plant to the existing Union Pacific Railroad track in Garnett, Kansas so that we may reach regional and national markets with our products.  We have not yet received the necessary approval from Union Pacific Railroad of our track plans and crossings.  There is no assurance that the necessary approval will be granted.  We also need to obtain an easement from Kansas Department of Wildlife and Parks for our rail spur to cross the Prairie Spirit bike trail.  We are negotiating with Kansas Department of Wildlife and Parks to obtain that easement.  There is no assurance that we will be successful in obtaining the easement.  If we do not receive the necessary approval and the easement we will not be able to use rail transportation to reach regional and national markets.  Even if we are successful, it is unlikely our rail service will be operational when our plant begins production.  We will be reliant upon trucks to transport grain and ethanol until such time that our rail service becomes operational.  This may negatively affect our ability to make a profit as trucking is typically more expensive than rail service.  Occasionally there are opportunities to obtain backhaul rates from local trucking companies.  These are rates that are reduced since the truck is loaded both ways.  Normally the trucks drive to the refined fuels terminals empty and load gasoline product for delivery.  A backhaul is the opportunity to load the truck with ethanol to drive to the terminal.

National Ethanol Market

After implementing a methyl tertiary butyl ether (“MTBE”) ban to curtail further water contamination, the states of California, New York and Connecticut now account for more than 1.5 billion gallons of annual ethanol demand.  MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  Ethanol is the most readily available substitute for MTBE in this market.  Twenty other state legislatures have phased out MTBE.  We expect ethanol to replace MTBE as the oxygenate in the federal reformulated gasoline program, however, other MTBE replacements may capture a portion of all of these potential markets.

In June 2001, California requested a waiver from the reformulated gasoline (“RFG”) oxygenate requirement under the Clean Air Act.  This means that rather than using ethanol as an alternative oxygenate to MTBE, California is seeking to be released from federal requirements to use any oxygenates at all.  The Environmental Protection Agency (“EPA”) initially denied the request.  However, the U.S. Court of Appeals for the Ninth Circuit’s July 2003 decision overturned that denial and remanded the decision back to the EPA for further review.  Since the Court’s decision, California has reissued its appeal to the EPA.  The EPA has yet to deliver a decision on the California waiver request.

The states of New York and Georgia have also filed requests for waiver of the oxygenate requirement.  New York’s request is still pending.  The EPA denied Georgia’s request for a waiver.  Georgia has appealed the decision in both the district court and the 11th Circuit Court of Appeals.  In November 2004, the district court affirmed the EPA’s decision to impose a RFG requirement in Atlanta but stayed the program until the 11th Circuit Court could hear the state’s appeal.  The cases have been consolidated and a ruling is anticipated by the end of 2005.  Until a ruling is issued, the RFG program in Atlanta will be delayed.  Atlanta’s ethanol market is current estimated to be approximately 250 million gallons per year.

Distribution Methods

Distillers Grains

On November 12, 2004, we entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of 5 years at a price of 98% of the price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains.  United Bio Energy Ingredients, LLC has the duty to use its best efforts to obtain the highest prices for our distillers grains that are available under prevailing market conditions.  We are responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC.  We are also required to provide storage for at least 10 days production of wet and dry distillers grains.  In addition, our distillers grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients.  If we fail to supply distillers grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.  United BioEnergy Ingredients, LLC has also hired a distillers grains merchandiser who will be located at our plant and is expected to sell a portion of our distillers grains to local markets.

Ethanol

On November 12, 2004, we entered into an Ethanol Agreement with United Bio Energy Fuels, LLC for the purposes of marketing and distributing our ethanol.  The terms of the agreement provide that United Bio Energy Fuels, LLC will market all fuel-grade ethanol produced at our plant.  United BioEnergy Fuels, LLC will pay us a price equal to the price United BioEnergy Fuels, LLC charges its buyers for ethanol less reasonable expenses incurred in connection with the sale and delivery of the ethanol.  In exchange, we agreed to pay United Bio Energy Fuels, LLC $.01 for each gallon of ethanol produced at our plant during the term of the agreement.  The term of the agreement is for 5 years.  United Bio Energy Fuels, LLC also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.

Carbon Dioxide

We also plan to market and distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production.  On January 28, 2004, we entered into a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey.  The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant.  The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant.  We expect to lease a parcel of our land adjacent to our ethanol plant to BOC Group, Inc. for construction of the liquefaction plant.  The letter of intent was scheduled to expire by its terms on March 31, 2004, but was extended to March 31, 2005.  We expect that the letter of intent will be extended by agreement of the parties.  We are currently negotiating a legally binding contract with BOC Group, Inc.  However, there is no guarantee that a final contract will be executed or that it will be executed upon terms as favorable as those currently anticipated.  If a final contract is executed, it will take approximately one year to construct the liquefaction plant.  Therefore, it is unlikely that we could begin selling the carbon dioxide until at least Spring 2006.

Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do.  We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Our plant will compete with other ethanol producers on the basis of price, and to a lesser extent, delivery service.  We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain supplies at favorable prices.

Currently, Kansas has six operating ethanol plants.  A plant near Russell, Kansas, located approximately 249 miles from our plant site, produces approximately 40 million gallons per year while a plant near Campus, Kansas, located approximately 350 miles from our plant site, produces approximately 30 million gallons per year.  Another plant near Colwich, Kansas, located approximately 176 miles from our plant site, produces approximately 25 million gallons per year.  Plants near Garden City, Kansas, Atchison, Kansas and Leoti, Kansas, each produce approximately 12, 9 and 1.5 million gallons, respectively, and range from approximately 97 miles to 413 miles from our plant site.  There is planned for construction a 50 million gallons per year ethanol plant near Pratt, Kansas, located approximately 239 miles from our plant site, and a 40 million gallons per year plant near Phillipsburg, Kansas, located approximately 335 miles from our plant site.  Missouri has three operating ethanol plants including a 40 million gallons per year plant near Macon, Missouri, located approximately 225 miles from our plant site, a 20 million gallons per year plant near Craig, Missouri, located approximately 170 miles away, and a 45 million gallons per year plant near Malta Bend,

Missouri, located approximately 156 miles from our plant site.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.

According to the Renewable Fuels Association, during the last 20 years, ethanol production capacity in the United States has grown from almost nothing to an estimated 3.7 billion gallons per year.  Plans to construct new plants or to expand existing plants have been announced which would increase capacity by approximately 689 million gallons per year.  This increase in capacity may continue in the future.  We cannot determine the effect of this type of an increase upon the demand or price of ethanol.

The ethanol industry has grown to over 90 production facilities in the United States.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc. Cargill, Inc., New Energy Corp., and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce.  In addition, there are several regional entities recently formed, or in the process of formation, of similar size and with similar resources to ours.

The following table identifies most of the producers in the United States along with their production capacities according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity February 2005 Report.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		15	15
ACE Ethanol, LLC	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	40
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Amaizing Energy, LLC*^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn		40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol*^	Atwater, MN	Corn	40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Iowa Renewable Energy, LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.5

Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	23
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC*^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*^	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC^	Granite Falls, MN	Corn		45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	24
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	55
Illinois River Energy, LLC^	Rochelle, IL	Corn		50
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	40
Lincolnway Energy, LLC*^	Nevada, IA	Corn		50
Liquid Resources of Ohio^	Medina, OH	Waste beverage		4
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	49
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	50
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	102
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP^	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA

Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels^	Goshen, CA	Corn		25
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, L.L.C.	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	22
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
Trenton Agri Products, LLC	Trenton, NE	Corn	30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	102
VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3,738.7
Total Under Construction/ Expansions				689.0
Total Capacity			4427.7

* farmer-owned	Renewable Fuels Association
^ under construction	Last Updated: February 2005

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

Our ethanol plant will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of a federal ban, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market MTBE and other additives, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.  The International Trade Commission recently announced the 2005 CBI import quota of 240.4 million gallons of ethanol.  Last year, legislation was introduced in the Senate that would limit the transshipment of ethanol through the CBI.  It is possible that similar legislation will be introduced this year, however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Sources of Raw Materials - Corn Feedstock Supply

We anticipate that our plant will need approximately 13 million bushels of grain per year as the feedstock for its dry milling process.

On November 18, 2004, ProExporter Network of Olathe, Kansas, revised our original corn origination study which included a corn origination analysis, flat price history, small area supply demand, and a basis impact analysis.

In the year 2003, in the 11 county area surrounding the site for our ethanol plant, corn production was over 14 million bushels and sorghum production was approximately 3.5 million bushels.  The following tables summarize the approximate number of bushels of corn and sorghum produced by suppliers located within the 11 counties surrounding our plant site and the three closest counties in Missouri during the year 2003:

County	Sorghum (bushels)	Corn (bushels)	Sorghum + Corn (bushels)
Allen	357,300	1,728,000	2,085,300
Anderson	629,600	2,154,000	2,783,600
Bourbon	134,000	572,000	706,000
Coffey	422,300	1,502,000	1,924,300
Douglas	112,100	2,060,000	2,172,100
Franklin	415,700	1,438,000	1,853,700
Johnson	117,000	620,000	737,000
Linn	116,000	737,000	853,000
Miami	231,600	1,004,000	1,235,600
Osage	664,400	1,661,000	2,325,400
Woodson	361,600	1,171,000	1,532,600
Kansas Totals	3,561,600	14,647,000	18,208,600
Cass, MO	175,000	3,203,000	3,378,000
Bates, MO	85,000	1,988,000	2,073,000
Vernon, MO	545,000	3,205,000	3,750,000
KS + MO Total	4,366,600	23,043,000	27,409,600

Source: U.S. Department of Agriculture Statistics 2003

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problems.  In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant.  However, there is no assurance that we will be able to purchase grain for these prices.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.   The price of grain has fluctuated significantly in the past and may fluctuate significantly in the future.  Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  We have determined that the average price for corn for the fourteen Kansas counties surrounding our plant site over the last ten years has been approximately $2.37 per bushel.  We have also determined that the average price for sorghum for the fourteen Kansas counties surrounding our plant site over the last ten years has been approximately $2.17 per bushel.

Raw Grains Agreement

On November 12, 2004 we entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC.  The Raw Grains Agreement provides for our purchase of all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least 5 years.  Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions.  For its service, we will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a per bushel fee.  We will supply all labor and equipment necessary to load or unload trucks or rail cars.  The title, risk of loss, and responsibility for the quality of grain will transfer to us when we unload the grain at the plant.  Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss.  All grain delivered to the plant shall meet certain quality standards and we will have the options to reduce the price we pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.

Trading Agreement

On November 12, 2004, we entered into a Trading Agreement with United Bio Energy Trading, LLC in which United Bio Energy Trading, LLC will provide market information and hedging consulting services for us.  We anticipate that the term of the agreement will be for at least 5 years.  For these services, we will pay United Bio Energy Trading, LLC a monthly fee of $6,000.00.

Due to fluctuations in the price of corn, we anticipate that United BioEnergy Trading, LLC will utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing.  We anticipate that most of our grain will be acquired in this manner.  We intend to do this to help guard against price movements that often occur in corn markets.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers dried grains.  Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control.  We may incur such costs and they may be significant.

Utilities

The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas.  Water supply and quality are also important considerations.  We have entered into some, but not all, of the agreements we need with utilities to provide us with energy and water.  There can be no assurance that those utilities will be able to reliably supply the gas, electricity, and water that we need.

If there is an interruption in the supply of energy or water for any reason, such as supply, delivery, or mechanical problems, we may be required to halt production.  If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows, and financial performance.

Natural Gas

The plant will produce process steam from its own boiler system and dry the distillers dried grains by-product via a direct gas-fired dryer.  According to engineering specifications produced by the plant designer, ICM, Inc., we anticipate that our plant will require a natural gas supply of approximately 4,000 MMBtu per day when drying.   If the direct gas-fired dryer operates 100% of the time for an entire year, the plant could consume 1,440,000 MMBtu per year.

To access sufficient supplies of natural gas to operate the plant, an interconnection will be completed with Southern Star Central Gas Pipeline’s facilities, an interstate natural gas pipeline located on plant property.  We have entered into an agreement with Southern Star Central Gas Pipeline to design and build a measurement station capable of flowing natural gas in sufficient hourly quantities to meet the total daily requirements indicated above and to construct, install, operate and maintain the side valve, orifice meter, regulation, flow computer, flow control, SCADA equipment, valves and other appurtenances necessary to tap the main line.  We have agreed to pay actual costs of construction estimated at $312,471.

The plant will need natural gas odorization equipment, regulation equipment, and 1,000 feet or less of natural gas fuel line immediately downstream of Southern Star Central Gas Pipeline’s measurement station.  We have engaged an engineering firm, Shafer, Kline & Warren, Inc., to design and construct these facilities.

Much of Southern Star Central Gas Pipeline’s pipeline capacity is fully subscribed, which means that the space within their pipeline is under contract with other parties.  U.S. Energy Services is working closely with Southern Star Central Gas Pipeline’s business development staff to ensure that if an existing capacity contract should come up for renewal, we will have an opportunity to bid on the contract.  Despite the current fully subscribed situation, there are alternative means in which to deliver natural gas to the plant using Southern Star Central Gas Pipeline.  We intend to utilize one or a combination of those means until capacity becomes available to us.  However, there can be no assurance that we will be able to obtain a sufficient supply of natural gas or that we will be able to procure alternative sources of natural gas on acceptable terms.

Electricity

Based on engineering specifications produced by ICM, Inc., the plant will require approximately 20,000,000 kilowatt hours per year.  We have entered into an agreement with Kansas City Power and Light Company to provide for our electricity needs.  Kansas City Power and Light Company has agreed to provide electric utility service for a term of 15 years and to install facilities capable of providing such electrical service on or before May 1, 2005.  In exchange, we have agreed to pay $515,720, payable in five equal installments due on February 28, March 31, April 30, and May 31, 2005, respectively.  In addition, we have agreed to reimburse their costs, not to exceed $298,117, to the extent reasonably incurred as a result of discovery of rock.  We expect to receive an economic development incentive which is expected to result in a discount on our purchase of electric service for the first five years.   Based on an estimate of the amount of the load rate and usage we will require, we expect to pay per kWh on average approximately $0.0276 in year 1, $0.0295 in year 2, $0.0314 in year 3, $0.0335 in year 4 and $0.0335 in year 5.  Thereafter, the incentive is expected to expire and we expect to pay approximately $0.0394 per kWh.  The actual amounts we pay for electric service could vary if we do not qualify for the incentive, if our load rate or usage is different from our estimates, or if the applicable tariff rates are increased.

We also intend to execute an agreement with ICM, Inc. for the purchase of a steam turbine generator which we anticipate will result in energy savings for our plant.  We expect to sign a promissory note payable to ICM, Inc. in the amount of $1,760,274 payable in ten annual installments at an interest rate of the prime rate plus 1% with the balance due on July 1, 2008.  We also intend to grant ICM, Inc. a security interest in the generator.  We expect that the generator will generate up to approximately 68% of the plant’s electricity needs.  We have not yet executed a final agreement with ICM Inc. for the purchase of the generator and there is no assurance we will do so or that if we do that the agreement will be on terms as favorable as those outlined here.

Water

We will require a significant supply of water.  Based upon the results from water quality tests performed by U.S. Water Services/Utility Chemicals, Inc., our plant water requirements are approximately 243 gallons per minute.  That is approximately 349,298 gallons per day.

Much of the water used in an ethanol plant is recycled back into the process.  There are, however, certain areas of production where fresh water is needed.  Those areas include boiler makeup water and cooling tower water.  Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process.  Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and therefore, can be regenerated back into the cooling tower process.  The makeup water requirements for the cooling tower are primarily a result of evaporation.  Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water.  This will have long-term effect of lowering wastewater treatment costs.  Many new plants today are zero or near zero effluent facilities.  At most, there should be no more than 56 gallons per minute (80,471 gallons per day) of non-contact cooling water effluent.  We anticipate that the City of Garnett will supply our water requirements at a cost of $0.50 per thousand gallons.  We have not executed as agreement with the city for water.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements with United BioEnergy Fuels, LLC and United BioEnergy Ingredients, LLC for the purposes of marketing and distributing our ethanol and distillers grains.  We will rely on United BioEnergy Fuels, LLC and United BioEnergy Ingredients, LLC for the sale and distribution of all of our ethanol and distillers grains.  Therefore, we will be highly dependent on United BioEnergy Fuels, LLC and United BioEnergy Ingredients, LLC for the successful marketing of our products.

Insurance Requirements

We have obtained and must maintain liability, property and casualty and other policies of insurance during the period of construction of the plant and once plant operations commence.  Any failure by us to maintain adequate insurance, with adequate policy limits and/or self-retention limits, may have a material adverse effect on our operations, cash flows and financial performance.

Design/Build Agreement

On August 9, 2004, we executed a design/build agreement with ICM, Inc. for various design and construction services.

General Terms and Conditions

We expect to pay ICM, Inc. up to an anticipated maximum of $35,900,000 to design and construct the plant.  All drawings, specifications, and other construction-related documents will belong to ICM, Inc.  We will be granted a limited license to use such drawings, specifications, and related documents in connection with our occupancy of the plant.

If ICM, Inc. encounters “differing site conditions,” it will expect to be entitled to an adjustment in the contract price and time of performance, if such conditions adversely affect its costs and performance time.  By “differing site conditions,” we mean any concealed physical conditions at the site that:

•                  Materially differ from the conditions indicated in our geotechnical report; or

•                  Any unusual conditions which differ materially from the conditions ordinarily encountered in similar work.

On September 28, 2004, we instructed ICM, Inc. to commence construction and made a progress payment in the amount of $4,000,000.  Pursuant to the agreement, ICM, Inc. warrants that the plant will be substantially complete no later than 345 calendar days after this date.  By “substantial completion,” we mean when the plant is ready for us to occupy and use the plant to produce ethanol.

In addition to providing the general contracting services, pursuant to the design/build agreement, ICM, Inc. is also responsible for the following:

•                  Providing all necessary engineering and design services, consistent with applicable law and provided by licensed design professionals;

•                  Performing all work in accordance with legal requirements;

•                  Performing its responsibilities in a safe manner so as to prevent damage, injury, or loss;

•                  Providing us a warranty that the work performed for us is of good quality, conforms to all contract and construction documents, and is free of defect in materials and workmanship;

•                  Providing assistance in connection with the start-up, testing, refining, and adjusting of any equipment and training staff to operate and maintain the equipment and facility;

•                  Correcting any defects in materials and equipment and commencing construction of defects within seven days of receipt of notice from us that the work performed was defective for a period of one year after substantial completion;

•                  Obtaining and providing us with a certificate of insurance covering claims arising from worker’s compensation or disability; claims for bodily injury, sickness, death, or disease, regardless or whether the person injured was an employee of ICM, Inc.; claims for damage or destruction of tangible personal property; claims for damages arising from personal injury, death or property damage resulting from ownership, use, and maintenance of any motor vehicles; claims for professional errors or omissions; or claims pursuant to any duty to indemnify.  Such insurance must be maintained through the development and construction of the plant; and

•                  Indemnifying, defending, holding us, our officers, directors, agents, and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees and expenses, if such arises from the fault of ICM, Inc., its consultants, agents, or employees.

We expect to be responsible for the following:

•                  Obtaining and maintaining liability insurance to protect us from any claim that may arise from performance of our responsibilities;

•                  Obtaining and maintaining property insurance for the full insurable value of the plant, including physical loss and damage to the facility, temporary buildings, falsework, all materials and equipment in transit, professional fees and all other expenses incurred to replace or repair the ethanol plant;

•                  Indemnifying, defending, and holding ICM, Inc., its officers, directors, agents, and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees and expenses, caused by us, our agents, or employees;

•                  Rough grading the construction site to the specifications of ICM, Inc.;

•                  Providing at least one access road of sufficient quality to withstand semi-truck traffic;

•                  Obtaining all permits and licenses related to the construction and operation of the plant, except that ICM, Inc. will be responsible for obtaining building permits, paying all governmental charges and inspection fees necessary for the construction of the plant, and paying for utility connection fees;

•                  Procuring an Air Pollution Construction and Operation permit;

•                  Obtaining the necessary Kansas air and water discharge permits;

•                  Maintaining $250,000 in the budget to cover unforeseen government regulation changes until we have satisfactorily complied with atmospheric emissions regulations;

•                  Providing a continuous supply of natural gas of at least 1.3 billion cubic feet per year and supply meter and regulators to provide burner tip pressures as specified by ICM, Inc.;

•                  Providing a continuous supply of electricity of 12,000 kVA, 12,400 volt electrical energy, a high voltage switch, a substation, if required, and meter as specified by the electric company; and

•                  Providing rail tracks, ties, and ballast to the plant at grades specified by ICM, Inc.

ICM, Inc. will have the right to stop or postpone the work and to reasonably adjust the time for completion of the plant if any of the following occurs:

•                  We do not provide reasonable evidence indicating that we have adequate funds to fulfill all our contractual obligations or do not pay amounts properly due according to the progress payments, and we do not cure within seven days after we receive notice from ICM, Inc. and work on the plant has stopped;

•                  Any acts, omissions, conditions, events, or circumstances beyond its control, if the act or omission was not caused by ICM, Inc. or anyone for whom they are responsible.  If ICM, Inc.’s delay in performance is caused by us or those under our control, then the contract price may be appropriately adjusted;

•                  The presence of any hazardous conditions at the construction site.  Upon receiving notice of a hazardous condition, we must immediately proceed to correct the condition.  After the condition is corrected and all necessary governmental approvals have been obtained, ICM, Inc. should resume work in the effected area.  ICM, Inc. may be entitled to an adjustment in price and time for completion of the plant if its price and time for performance has been adversely affected by the hazardous condition;

•                  Work on the plant has stopped for 90 days, because of any order from us or a court or governmental authority, if such stoppage is not because of any act or omission of ICM, Inc. or because we failed to provide ICM, Inc. with information, permits, or approvals for which we will be responsible; or

•                  We fail to act on application for payment within 30 days after it is submitted or we fail to pay ICM, Inc. within 30 days after any sum is determined to be due.

We have the right to terminate the design/build agreement without cause prior to the date on which the concrete is first poured upon providing ICM, Inc. with 20 days prior written notice.  In addition, we expect to be required to pay ICM, Inc. for the following:

•                  Completed and acceptable work including fair and reasonable amounts for overhead and profit;

•                  Expenses incurred prior to the date of termination in performing services and furnishing labor and materials; and

•                  Reasonable costs and expenses attributable to the termination, including amounts due to settle terminated contracts with subcontractors and consultants.

We have the right to terminate the design/build agreement for cause at any time.  The following events justify our termination of ICM, Inc. for cause:

•                  Failing to perform work in accordance with the agreement;

•                  Intentionally disregarding laws or regulations;

•                  Materially breaching any provision of the agreement;

•                  Failing to pay its consultants or subcontractors undisputed amounts; and

•                  Becoming financially insolvent or filing for bankruptcy.

There is no assurance that defects in materials and/or workmanship in the plant will not occur.  Under the terms of the design/build agreement, ICM, Inc. would warrant that the material and equipment furnished to build the plant would be new, of good quality, and free from material defects in the material and workmanship at the time of delivery.  Though the agreement requires ICM, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in the material or workmanship may still occur.  Such defects could cause us to delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, to halt or discontinue the plant’s operation.  Any such event may have a material adverse effect on our operations, cash flows, and financial performance.

Dispute Resolution

The design/build agreement provides that disputes would first be resolved through submitting the matter to non-binding mediation.  In the event that the dispute is not settled through mediation, the matter must be resolved by arbitration in accordance with the Construction Industry Arbitration Rules of the American Arbitration Association, unless the parties agree otherwise.  The determination of the arbitrator is expected to be final and may not be appealed to any court.  The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred.

Limitation of Consequential Damages

The design/build agreement provides that the maximum amount of damages we may recover from ICM, Inc. for defective construction is $2,500,000.

Management Agreement

On November 12, 2004, we entered into a Management Agreement with United Bio Energy Management, LLC in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least 5 years.  United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant.  United Bio Energy Management, LLC is owned by UBE, LLC which is in turn owned by affiliates of ICM, Inc. and Fagen, Inc.  Accordingly, we may not be able to negotiate any further transactions at arms’ length, as we would be able to do with an independent party.

United Bio Energy Management, LLC will be responsible for the following duties, among others:

•                  Hiring, paying, supervising, and discharging all plant employees;

•                  Contracting for the purchase of all services, grains, supplies, and other materials necessary for the production of ethanol;

•                  Contracting for the purchase of all fixtures, furnishings, equipment, supplies, tools, vermin extermination, and other services as the manager deems necessary or advisable (excluding electricity, natural gas, water, and waste water);

•                  Preparing or overseeing the preparation of an annual operating budget;

•                  Setting up and maintaining accurate and adequate accounting and financial records for the plant;

•                  Handling our accounts payable and accounts receivable;

•                  Maintaining insurance policies on the plant; and

•                  Cooperating with our attorneys and accountants in the preparation of disclosures required by the Securities Act of 1933, the Securities Exchange Act of 1934, and any other securities laws or regulations.

We have agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000.00 payable in monthly payments for these services, plus an incentive bonus based on the attainment of certain financial benchmarks.

United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and to work exclusively for us.  It is anticipated that the general manager will be responsible for the following duties, among others:

•                  Managing all business operations, plant operations, purchasing operations, marketing operations, personnel operations, safety, and any and all other items relating to the plant operations and profitability;

•                  Administering our wage and benefit package per our approval;

•                  Arranging repairs and replacement of chemicals, enzymes, supplies, and other items necessary for plant operations;

•                  Reviewing invoices for repairs and replacement of items;

•                  Minimizing operational costs;

•                  Administering the purchase of grains and the marketing of ethanol and by-products to ensure the best pricing scenarios; and

•                  Performing any and all other duties assigned by United Bio Energy Management, LLC or us.

The Management Agreement provides that we will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and us.  If we cannot resolve the dispute as a result of the discussions, then we must submit the matter to non-binding mediation.  In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the state of Kansas.  The determination of the arbitrator is expected to be final and may not be appealed to any court.  The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred.

Effect of Governmental Regulation

Ethanol has important applications, primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  Ethanol contains 35% oxygen by weight.  When combined with gasoline, ethanol acts as an oxygenate.  As a result, the gasoline burns cleaner and releases less carbon monoxide and other exhaust emissions in the atmosphere.  The federal government encourages the use of oxygenated gasoline as a measure to protect the environment.  Oxygenated gasoline is commonly referred to as reformulated gasoline.

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports.  Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

A bill (S. 791, 108th Cong.) including provisions known as the Renewable Fuels Standard was introduced in the United States Senate during the 108th Session, which ended in 2004.  If passed, it would have served as a catalyst for investment in renewable fuel processing fuels and new technologies.  The former proposed legislation would have determined the specific baseline volume of ethanol to be used in gasoline on a nationwide basis.  The bill anticipated that volumes would begin in the year 2003 at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons in 2012.  The RFS would have banned the use of MTBE effective 4 years after enactment.  However, individual states would still have been permitted to continue to allow the use of MTBE by notifying the administrator of the EPA of this intent.

On March 17, 2005, a bipartisan bill containing a proposed Renewable Fuels Standard was introduced in the U.S. Senate by Senators Dick Lugar of Indiana and Tom Harkin of Iowa.  The Lugar/Harkin bill creates a Renewable Fuels Standard that would require the use of 4 billion gallons of renewable fuels in 2006 increasing to 8 billion gallons by 2012.  The bill is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  In addition, the bill eliminates the reformulated gasoline (“RFG”) oxygenate standard, enhances RFG air quality requirements and improves the credit and waiver provisions of the RFS package.  There is no assurance or guarantee that Congress will pass RFS legislation or that any RFS legislation approved by Congress will contain provisions sufficiently favorable to the ethanol industry to increase demand.

The government’s regulation of the environment changes constantly.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations likely will be governed by the Occupational safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory facts may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy.  The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means for stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil.  As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline.  The exemption for a 10% ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows lenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol.  The federal gasoline tax exemption for a 10% blend was 5.2 cents per gallon.  This exemption was scheduled to gradually drop to 5.1 cents per gallon in 2005, however, as of January 1, 2005, this federal tax incentive has been replaced by a new volumetric ethanol excise tax credit discussed below.

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the existing ethanol excise tax exemption is eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  This would add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the current exemption, the bill creates a VEETC of 5.1 cents per gallon of ethanol blended at 10%.  Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the proposed E-20 in Minnesota.  The VEETC is scheduled to expire on December 31, 2010.

The ethanol industry and our business will depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to produce and sell our ethanol and would likely reduce our net income.

Costs and Effects of Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations and we will be required to obtain a number of environmental permits to construct and operate the plant.  We have engaged Natural Resource Group of Minneapolis, Minnesota, to provide environmental consulting, engineering and analytical services in connection with the construction and operation of our plant.  We are subject to oversight activities by the EPA.  There is always a risk that the EPA may enforce certain rules and regulations differently than Kansas’ environmental administrators.  Kansas and EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Air Emission Source Construction Permit

We modified our application for the permit based on plans for a 35 million gallon ethanol plant on July 22, 2004 with the KDHE, and received approval on August 5, 2004.  The permit will be valid until the plant is modified or until there is a process change that changes air emissions.

National Pollutant Discharge Elimination System Permit (Individual NPDES Permit)

We expect that we will use water to cool our closed circuit systems in the plant.  Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make-up for evaporation and to maintain a high quality of water in the cooling tower.  In addition, there will be occasional blowdown water that will have to be discharged.  It is anticipated that the facility will also require a reverse osmosis system and water softeners to provide makeup water for the boiler.  Reject water from the reverse osmosis system and water softener regeneration water will also be discharged.  Depending on the water quality and atmospheric conditions, approximately 164,000 gallons of water per day could potentially be discharged.  This figure represents peak water discharge for the facility.  An application for an individual NPDES permit was submitted to the KDHE on April 28, 2004 and approved is still pending.

Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)

On April 30, 2004, we submitted a notice of intent to obtain coverage under the KDHE’s construction storm water permit (“General Permit No. 2”).  To comply with permit conditions, Natural Resource Group developed a Construction Storm Water Pollution Prevention Plan for the facility.  The plan outlines various measures that will be developed for the facility, which outlines various measures that will be implemented during construction to mitigate erosion and minimize storm water pollution.  A separate application will be required for storm water discharges from the facility during operations.  It is anticipated that the facility will gain coverage under KDHE General Permit No. 1 for industrial storm water discharges; however, an individual industrial storm water permit could be required by the KDHE, stipulating additional permit requirements not identified in the general permit.  The application for the General Permit No. 1 must be filed 24 hours prior to the start of operations.  We anticipate that we will be able to obtain a General Permit No. 1 storm water discharge permit, but there can be no assurances of this.  In either case, an Industrial Storm Water Pollution Prevention Plan will be required for plant operation.

New Source Performance Standards

The plant will be subject to New Source Performance Standards for both the ethanol plant’s distillation processes, and the storage of volatile organic compounds used in the denaturing process.  These duties include initial notification, emissions limits, compliance, and monitoring requirements, and record keeping requirements.

Spill Prevention, Control, and Countermeasures Plan

Before we can begin operations, we must prepare and implement a Spill Prevention Control and Countermeasure (“SPCC”) plan in accordance with the guidelines contained in 40 CFR § 112.  This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer.  The SPCC must be reviewed and updated every three years.

Bureau of Alcohol, Tobacco, and Firearms Requirements

Before we can begin operations, we must comply with applicable Bureau of Alcohol, Tobacco, and Firearms regulations.  These regulations require that we first make application for and obtain an alcohol fuel producer’s permit pursuant to 27 CFR § 19.915.  The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law.  The term of the permit is indefinite until terminated, revoked, or suspended.  The permit also requires that we maintain certain security measures.  We must also secure an operations bond pursuant to 27 CFR § 19.957.  There are other taxation requirements related to special occupational tax and a special stamp tax.  We are in the process of completing our application for an alcohol fuel producer’s permit.

Employees

We currently have 2 full-time employees.  We intend to employ approximately 31 additional full-time employees, most of which will be hired prior to our start-up.  In addition, pursuant to our Management Agreement, United BioEnergy Management, LLC has hired a general manager for our plant whom we expect will be employed by United BioEnergy Management, LLC. and United BioEnergy Ingredients, LLC has hired a distillers grains merchandiser who is expected to work full time at our plant and be employed by United BioEnergy Ingredients, LLC.  Finally, pursuant to an Management Agreement, United BioEnergy Management, LLC has recently hired our plant manager who will be a full-time employee employed by our company.

ITEM 2.  DESCRIPTION OF PROPERTY.

We are building our plant in Garnett, Kansas, in East Central, Kansas.  The actual site is located in the Golden Prairie Industrial Park on the edge of Garnett.  Our mailing address is P.O. Box 225, 210½ E. 4th Avenue, Garnett, Kansas 66032.  Construction of the facility is progressing as discussed below.  Startup is planned for Summer, 2005.

On September 2, 2004, we finalized our purchase of 23 acres of land in the Golden Prairie Industrial Park on the edge of Garnett, Kansas, where we are constructing our ethanol plant.  We paid a purchase price of $1.00.  The property for the plant site is believed to have a fair value of approximately $172,500.00.  On November 18, 2004, we purchased approximately 19 acres of real estate in Anderson County, Kansas, to allow the placement of a railroad spur from the plant site to existing Union Pacific Railroad track in Garnett, Kansas.  We purchased the real estate pursuant to an option that granted us the right to purchase it for $9,000.00 per acre.  We paid $170,010.00 which excluded the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities.  Previously paid deposits totaling $20,000.00 were applied to the purchase price and the sum of $150,010.00 was paid at closing.  On February 16, 2005, we entered into a real estate contract for the purchase of an additional 17 acres adjacent to the site where we are constructing our plant.  We intend to use this land for our natural gas metering station and for a portion of our railroad spur.  We expect to pay a purchase price of $90,083.  We have not yet closed on this purchase.

On November 23, 2004, the company entered into a Credit Agreement with Home Federal Savings Bank establishing a construction loan facility for the construction of a 35 million gallon per year ethanol plant.  The construction financing is in the amount of $26,000,000 consisting of a $21 million dollar conventional term loan and a $5 million dollar USDA 80% guaranteed loan and is secured by substantially all our assets including a mortgage on our real estate.  Following construction completion, the loan will be segmented into two loans including a $5 million dollar USDA 80% guaranteed loan and a $21 million conventional term loan.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for our membership units.  On March 23, 2005, there are approximately 641 holders of our units.  We have not declared or paid any distributions on our units.  Distributions are payable at the discretion of our board of directors subject to the provisions of the Kansas Limited Liability Company Act and our Operating Agreement.  Our Operating Agreement requires the board of directors to endeavor to make cash distributions at such time and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  Distributions are restricted by certain loan covenants and our construction loan and revolving credit financing agreements.

During the time period beginning on Company’s formation on October 16, 2001 and ending on February 1, 2002, we issued and sold 1,220 membership units to our seed capital investors at a purchase price of $500 per unit, without registering the units with the Securities and Exchange Commission.  All sales were made pursuant to Rule 504 of Regulation D.  Each of these sales was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 504 of the Securities Act of 1933 as transactions by an issuer not involving a public offering.  No underwriting discounts or commissions were paid in these transactions and the Company conducted no general solicitation in connection with the offer or sale of the securities.  The purchasers of the securities in each transaction made representations to us regarding their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to unit certificates and instruments issued in such transactions.  All purchasers (other than the original 10 directors) were provided a private placement memorandum containing all material information concerning the Company and the offering.  All purchases were made with cash and the total amount of cash consideration for those securities was $610,000.

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

We released funds from escrow and issued 13,487 units in the Company, including 13,457 units sold in our offering and an additional thirty units issued for compensation.  As of December 31, 2004, we had used net offering proceeds of approximately $6,469,793 for construction of plant, building and facilities, $75,000 for repayment of indebtedness, $567,183 for financing costs and $322,900 for operating expenses.  All of these payments were direct or indirect payments to others.

On October 11, 2004, we executed a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. in which we agreed to issue a total of 6,250 units to them in exchange for their combined capital contribution of $6,250,000.  We also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a future registered offering or, to the extent the future offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  The redemption price will be $1,100 per unit if we are able to raise at least $6,875,000 in the future offering.  Otherwise, the redemption price will be based on a current fair market value of the units.  In connection with this capital contribution, we amended our Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to our board of directors, subject to our ability to terminate one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc.  On January 19, 2005, we closed on the purchase of these units by ICM, Inc. and Fagen, Inc. and issued 3,125 units to Fagen, Inc. and 3,125 units to ICM, Inc. at a purchase price of $1,000 per unit.  The purchases were made with cash and the total amount of cash consideration for those securities was $6,250,000.  This sale of unregistered securities is claimed exempt under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as ICM, Inc. and Fagen, Inc. qualify as accredited investors.  No underwriting discounts or commissions were paid in these transactions.  On December 16, 2004, we filed a registration statement on Form SB-2 (Commission File 333-121323).  We filed a pre-effective amendment to our registration statement on February 1, 2005.  We intend to offer units at an aggregate minimum price of $2,000,000 and an aggregate maximum price of $10,000,100.  We intend to use the proceeds of the registered offering to redeem units from ICM, Inc. and Fagen, Inc. in accordance with our agreement and retain the balance of any proceeds for working capital.  Our registered offering is not yet effective.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS.

Forward Looking Statements

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

Overview

East Kansas Agri-Energy, LLC was formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett, Kansas.  We have begun construction of a corn- and milo-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  The corn we will use is field corn, which is a tall growing cereal grain containing both hard and soft starches.  Milo or grain sorghum is a coarse annual cereal grass with large white or yellow grains.  One bushel of milo produces approximately as much ethanol as one bushel of corn and the distillers grains produced from corn and milo has equivalent uses.

We originally expected to build a 20 million gallon per year ethanol plant.  We subsequently revised our business plan to expand the plant capacity to produce 25 million gallons of denatured fuel-grade ethanol.  After further review, we determined that increasing our production capacity to 35 million gallons of denatured fuel-grade ethanol would likely result in more efficient operations for our ethanol plant.  We do not expect this change to delay our anticipated date of start-up operation, which is currently summer 2005.

Based on the increased capacity of our ethanol plant, we expect that the project will cost approximately $46,793,000 instead of the $37,000,000 as previously planned.  This includes approximately $36,340,000 to build the plant.  We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue.  We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.

Due to the increase in our anticipated total project cost, we received an increase in our written debt financing commitment from $20,000,000 to $26,000,000.  To supplement this debt financing, we entered into an agreement to secure additional equity proceeds of $6,250,000 from ICM, Inc., our design/builder and Fagen, Inc, our principal subcontractor.  As incentive for ICM, Inc. and Fagen, Inc. to contribute equity capital to purchase our units, we engaged United Bio Energy Management, LLC; United Bio Energy Fuels, LLC; United Bio Energy Ingredients, LLC; and United Bio Energy Trading, LLC to provide us services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management.  As such, we expect to be very dependent on United Bio Energy, LLC and its subsidiaries.  These companies are owned by United Bio Energy, LLC of Wichita, Kansas.  United Bio Energy, LLC is owned by an affiliate of ICM, Inc and an affiliate of Fagen, Inc.

Plan of Operations for the Next 12 Months

In the next 12 months, we plan to focus on three primary activities: (1) completing construction of the plant, site development and permitting; (2) implementing our financing plan including the redemption of 6,250 units from ICM, Inc. and Fagen, Inc.; and (3) preparing for and commencing start-up operations.

Plant Construction and Site Development

On September 28, 2004, we instructed ICM, Inc. to commence construction of the ethanol plant on our 23-acre site located in the Golden Prairie Industrial Park on the outskirts of Garnett, Kansas.  ICM, Inc. is serving as the design/builder and Fagen, Inc. is serving as the principal subcontractor.  We anticipate that we will need to purchase significant amounts of equipment in the next 12 months, all of which will be necessary for successful plant operations.  We expect the plant to be substantially complete, which means ready for occupancy and ethanol production in the summer of 2005, assuming a constant availability of supplies and labor.

We will be required to make progress payments to ICM, Inc. based upon applications of payment made by ICM, Inc. for all work performed as of the date of the application.  Initially we will retain 10% of the amount submitted in each application for payment.  When at least 50% of the work has been completed, we will no longer withhold a retainage amount.  Once ICM, Inc. has substantially completed the project, we will make a payment to ICM, Inc. equal to 100% of the contract, less $500,000.  We will also withhold amounts for any defective work.  We will pay $250,000 of the $500,000 to ICM, Inc. once we are satisfied that ICM, Inc. has satisfied its obligations under the contract.  We will pay the remaining $250,000 to ICM, Inc. after we receive a written emissions compliance report documenting compliance with the applicable atmospheric emission criteria.

The following chart summarizes the progress on the construction of our plant as reported by ICM, Inc. on March 15, 2005.

Projects	Percentage of Completion as of March 15, 2005
Install Dryer	80
Install Energy Center Structural Steel, Electrical, and Instrumentation	60
Install Distillers Dried Grains Equipment	60
Install Chiller and Master Control Center	50
Install Fermenters	100
Install Distillers	100
Process Building Structural Steel	80
Work on Electrical System	50
Erect office building	0
Install Cooling Tower	30
Install Piping for Fermentation	30
Set Distillers and Install Piping for them	40
Work on Alcohol Storage	10
Work on Energy Center	30
Install Centrifuges and Process Equipment	50
Install Piping, Electric, and Instrumentation for Piping	30
Work on Fermenters	100
Work on field-erected tanks	35
Continue work on Alcohol Storage	10
Work on Installation of Cooling Tower	20
Install Evaporators	100
Install Electric and Instrumentation for Distillers	10
Install Rail Spur	0
Continue work on Alcohol Storage	40
Install Pumps on Cooling Towers	40
Install Truck Scales	0
Complete Distillers Dried Grains Building	100
Train Plant Personnel	10
Complete Administration Building	20
Test Equipment and Prepare for Start-up Operations	0
Perform Water Trials and Hydrology Testing	0
Commence Operations	0

On November 18, 2004, we purchased approximately 19 acres of real estate in Anderson County, Kansas to allow the placement of a railroad spur from the plant site to existing Union Pacific Railroad track in Garnett, Kansas.  We purchased the real estate pursuant to an option that granted us the right to purchase it for $9,000 per acre.  We purchased the property for $170,010, which excluded the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities.  Previous deposits totaling $20,000 were applied to the purchase price.  The real estate was used as a surface dumpsite many years ago resulting in the need to move and bury waste.  The clean-up required has now been completed and paid for by grant funds applied for and received by the City of Garnett, Kansas.  The commitment for title insurance from First American Title Insurance Company of Kansas applies to this real estate.

On September 2, 2004, we finalized our purchase of 23 acres of land in the Golden Prairie Industrial Park on the edge of Garnett, Kansas where we are constructing our ethanol plant.  On February 16, 2005, we entered into a real estate contract for the purchase of an additional 17 acres adjacent to the site where we are constructing our plant.  We intend to use this land for our natural gas metering station and for a portion of our railroad spur.  We expect to pay a purchase price of $90,083.  We have not yet closed on this purchase.

We engaged Natural Resource Group of Minneapolis, Minnesota to coordinate and assist us with proper permitting.  It has submitted the application for the NPDES Wastewater Discharge Permit to the Kansas Department of Health and Environment (“KDHE”) and worked with the KDHE to modify the construction air permit previously issued for the ethanol plant to accommodate the anticipated increased production capacity of our ethanol plant.  The approval of the modification was received from the KDHE on August 5, 2004.

ICM, Inc. provided the preliminary civil engineering and site development for the ethanol plant and continues to provide assistance in this area.  A Phase 1 Environmental Study on our site was completed on April 23, 2004.  Natwick & Associates of Fargo, North Dakota conducted an appraisal of the property and we engaged Taylor Design Group of Ottawa to conduct a survey of the property.  The survey was completed on November 22, 2004.

Implementing Our Financing Plan

Due to the increase of our project cost and overall capitalization, our financing needs have changed.  On November 23, 2004, we entered into revised debt financing agreements with Home Federal Savings Bank of Rochester, Minnesota consisting of a term loan of $26,000,000.

To supplement our debt financing and complete our capitalization plan we entered into a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. In the Unit Purchase and Redemption Agreement we agreed to issue up to 6,250 of our units to ICM, Inc. and Fagen, Inc. at a purchase price of $1,000 per unit in exchange for a combined capital contribution from them of up to $6,250,000.  The closing of the purchase of these units by ICM, Inc. and Fagen, Inc. was conditioned upon us depleting the proceeds that we raised from our initial registered offering to $1,000,000 or less.  We also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a future registered offering or, to the extent the future offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  The redemption price will be $1,100 per unit if we are able to raise at least $6,875,000 in the future offering.  Otherwise, the redemption price will be based on a current fair market value of the units.  In connection with this capital contribution, we amended our Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to our board of directors, subject to our ability to terminate one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. On January 19, 2005, we closed on the purchase of these units and issued 3,125 units to ICM, Inc. and 3,125 units to Fagen, Inc. in exchange for their purchase of the units at a price of $1,000 per unit.  Due to our obligation to redeem the units from ICM, Inc. and Fagen, Inc., our financial statements subsequent to our December 31, 2004 financial statements will reflect the $6,250,000 as a liability at the time the units are issued and the liability will be identified as units subject to mandatory redemption.  For all other purposes, the $6,250,000 will be considered equity.

On December 16, 2004, we filed a registration statement on Form SB-2 (Commission File 333-121323).  We filed a pre-effective amendment to our registration statement on February 1, 2005.  We intend to offer units at an aggregate minimum price of $2,000,000 and an aggregate maximum price of $10,000,100.  We intend to use the proceeds of the registered offering to redeem units from ICM, Inc. and Fagen Inc. and retain the balance as working capital.  Our registered offering is not yet effective.

Plan of Operations

We have entered into agreements for the operation of the ethanol plant with United Bio Energy Management, LLC; United Bio Energy Fuels, LLC; United Bio Energy Ingredients, LLC; and United Bio Energy Trading, LLC. United Bio Energy Management, LLC will manage the ethanol plant and United Bio Energy Fuels, LLC will provide us ethanol marketing services. United Bio Energy Ingredients, LLC will provide us distillers grains marketing and grain origination services. United Bio Energy Trading, LLC will provide us with overall risk management.  We expect to be very dependent on these companies after we begin operations.  As a result, any agreements negotiated will not be arms’ length transactions and may not be as favorable as those negotiated with an independent third party.

We have entered into an agreement with Kansas City Power & Light Company wherein Kansas City Power & Light Company has agreed to provide electric utility service for 15 years.  They will also install electric facilities on or before May 1, 2005. In exchange, we have agreed to pay $515,720 and certain actual costs not to exceed $298,117.  We expect to receive an economic development incentive which is expected to result in a discount on our purchase of electric service for the first five years.  Based on an estimate of the amount of the load rate and usage we will require, we expect to pay per kWh on average approximately $0.0276 in year 1, $0.0295 in year 2, $0.0314 in year 3, $0.0335 in year 4 and $0.0335 in year 5.  Thereafter, we expect to pay approximately $0.0394 per kWh.  The actual amounts we pay for electric service could vary if we do not qualify for the incentive, if our load rate or usage is different from our estimates, or if the applicable tariff rates are increased.  We have engaged U.S. Energy Services, Inc. of Wayzata, Minnesota, to provide consulting and energy management services for supplies of electricity and natural gas.  We have also executed an agreement with Southern Star Central Gas Pipeline for construction, operation and maintenance of the appropriate equipment and related facilities to deliver natural gas to our ethanol plant in exchange for our agreement to pay actual costs of construction estimated at $312,471.  We are also working with Southern Star Central Gas Pipeline to determine pricing for our natural gas.  We have signed an agreement with U.S. Water Services for the provision of water treatment chemicals and services for a price of $84,633 annually and a one time fee of $10,000.  We also plan to purchase a steam turbine generator from ICM, Inc. which is expected to generate up to approximately 68% of the plant’s electrical needs.

We also plan to market and distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production. On January 28, 2004, we entered in to a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey.  The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant.  The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant.  We expect to lease a parcel of our land adjacent to our ethanol plant to BOC Group, Inc. for construction of the liquefaction plant.  The letter of intent was scheduled to expire by its terms on March 31, 2004, but was extended to March 31, 2005.  We are currently negotiating a legally binding contract with BOC Group, Inc.  However, there is no guarantee that a final contract will be executed or that it will be executed upon terms as favorable as those currently anticipated.  If we do execute a final contract, it is likely that the sale of carbon dioxide will not begin until at least Spring 2006.

Major Commodity Supplies, Market Trends and Risks Related to Price Protection

The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels.  The 2004 corn supply is expected to outpace demand by approximately 1 billion bushels.  National corn prices should remain low into the 2005 spring planting season.  However, as we get nearer to corn planting season, we expect the grain market to begin focusing on prospects for the 2005 corn crop.  Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.

Natural gas is also an important input commodity to our manufacturing process.  We use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Dry distiller’s grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida.  Unseasonably cold temperatures across much of the country in the summer of 2004 kept the demand for gas fired peak plants low, coupled with a favorable injection season which filled the storage space available for gas.  Prices as a result have trended lower, but still remain considerably higher than the last 10 year average.  We look for continued volatility in the natural gas market, led mainly by the speculators who are taking advantage of this market, and any increases in the price of natural gas will increase our cost of production and impact our profit margins.  We have secured an energy consultant for our natural gas, and will work with them to develop ways to protect our business against adverse price risk.

Trends Impacting the Ethanol Industry

Ethanol demand is expected to continue at a very aggressive pace.  Today’s demand of more than 3.57 billion gallons per year is expected to grow to at least 4 billion gallons per year by the year 2012 under current law according to the National Corn Growers Association.  This increase in demand does not include implementation of a Renewable Fuels Standard or similar legislation, which could cause an increase in demand to be greater than currently projected.  If the use of MTBE is phased out on a national level in the next few years and the RFG oxygenate requirement remains unchanged, the anticipated growth may yield a doubling of ethanol demand much sooner.

We currently benefit from federal ethanol supports and federal tax incentives.  Changes to these supports or incentives could significantly impact demand for our ethanol.  If a Renewable Fuels Standard bill or similar legislation is adopted, we may experience a short-term decline in demand for ethanol because national ethanol production may exceed the production volumes required in early years.  However, we would expect the legislation to provide a substantial long-term market for our ethanol as required volumes increase over time.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025.  E85 is used as an aviation fuel and as a hydrogen source for fuel cells.  In the U.S., there are currently about 3 million flexible fuel vehicles capable of operating on E85 and 400 retail stations supplying it.  Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.

Ethanol production continues to grow as additional plants become operational.  Demand for ethanol has been supported by higher oil prices and its refined components.  Clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate.  The intent of the air standards is to reduce harmful emissions into the atmosphere.  These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts.  In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our profit margin and our ability to maintain positive cash flows.

Technology Developments

A new technology has recently been introduced by Vortex Dehydration Technology of Hanover, Maryland, to remove corn oil from concentrated thin stillage (a byproduct of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production.  Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process.  The FWS Group of Companies, headquartered out of Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components.  The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol.  This technology has the capability to reduce drying costs and the loading of volatile organic compounds.  The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production.  Each of these new technologies is currently in its early stages of development.  There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.

Use of Funds

We expect the total funding required for the plant to be $46,793,000.  We estimate that we will need approximately $36,340,000 to construct the plant, which includes the $35,900,000 payable to ICM, Inc. under the design/build agreement, and a total of approximately $10,453,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  The total project cost has increased by $9,793,000 due to the increase in plant production capacity.  The change includes an $8,640,000 increase in plant construction costs, an increase of $610,000 in land and site improvement and a $480,000 increase to Inventory and Working Capital resulting from our decision to increase our expected annual production of fuel grade ethanol from 25 million gallons to 35 million gallons.

Based upon initial registered offering proceeds of $13,457,000, seed capital proceeds of $610,000, additional equity from ICM, Inc. and Fagen, Inc. of $6,250,000, a term loan of $26,000,000, we expect that we will have approximately $46,793,000 of debt and equity available which would provide us with sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

With receipt of the previously stated debt and equity financing, we expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months.  These estimates are based upon consultation with ICM, Inc. and Fagen, Inc. It is only an estimate and our actual expenses could be much higher due to a variety of factors.

USE OF FUNDS
Plant construction	$36,340,000
Land & site development costs	1,510,000
Railroad	1,500,000
Fire Protection / Water Supply	280,000
Construction insurance costs	96,000
Construction contingency	582,000
Capitalized interest	350,000
Rolling stock	190,000

Start up costs:
Financing costs	578,000
Organization costs	1,002,000
Pre Production period costs	385,000
Spare parts – process equipment	250,000
Working capital	1,900,000
Inventory – corn and milo	830,000
Inventory – chemicals and ingredients	250,000
Inventory – Ethanol and DDGS	750,000

Total	$46,793,000

Application of Critical Accounting Policies

Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from the estimate used.

Stock Based Compensation

We record stock based compensation based on the fair value of the units issued for the compensation.

Prepaid Offering Costs

Costs incurred related to the sale of units are recorded as prepaid offering costs until the related units are issued. Upon issuance of units offering costs are deducted from additional paid-in capital, with any remaining amount applied to retained earnings (deficit accumulated during the development stage). Offering costs include direct costs related to the offering such as legal fees, cost of meetings and materials and related costs associated with the Company's private offering and initial public offering.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $6,210,819 and total current assets of $6,335,181.  As of December 31, 2004, we have sold units in our public offering with a price of $13,457,000, and have raised an additional $610,000 in seed capital.  Subsequent to December 31, 2004, we received $6,250,000 in a combined capital contribution from ICM, Inc. and Fagen, Inc.  These funds are being used to finance construction of the ethanol plant.

As of December 31, 2004, we had current liabilities of $10,246,103 consisting primarily of our accounts payable.  Our note payable to the Kansas Department of Commerce and Housing was paid off on September 30, 2004.  Since our inception through December 31, 2004, we have an accumulated deficit of $1,518,981.  We have reduced members’ equity by $264,129, the amount of the prepaid offering costs related to the offering.  Total members’ equity as of December 31, 2004, was $13,188,019.  Since our inception, we have generated no revenue from operations.  For the year ended December 31, 2004, we have a net loss of $314,227 primarily due to start-up business costs.

Debt Financing

We had originally received a written debt financing commitment consisting of a term loan of $20,000,000 and a $1,000,000 line of credit from Home Federal Savings Bank of Rochester, Minnesota.  Due to the increase of our project cost, we needed to increase our debt financing.

On November 23, 2004 we entered into a Credit Agreement with Home Federal Savings Bank, establishing a construction loan facility for the construction of a 35 million gallon per year ethanol plant.  The construction financing is in the amount of $26,000,000 consisting of a $21,000,000 conventional term loan and a $5,000,000 USDA 80% guaranteed loan, and is secured by substantially all of our assets.

During the construction phase, we will make monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%.  The construction phase shall end no later than September 1, 2005.  Following construction completion, the loan will be segmented into two loans: (1) a $21,000,000 conventional term loan, and (2) a $5,000,000 USDA 80% guaranteed loan.  The $5,000,000 USDA guaranteed loan will have an amortization period and maturity date of 10 years.  We will make monthly payments of principal and interest on the $5,000,000 loan at a variable interest rate of prime plus 1.25%.  This variable rate will be adjusted quarterly.  The $21,000,000 conventional loan will have an amortization period of 10 years but will mature at the end of 5 years.  We will make monthly payments of principal and interest on the $21,000,000 loan at a variable rate equal to prime plus 1.75% with a floor of 6%.

The Company paid an origination fee of $367,750 to Home Federal Savings Bank, an $80,000 origination fee for the USDA loan guarantee, and a $30,000 annual administration fee related to the credit facility.  The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

During the construction phase, a 1% prepayment penalty of the total construction of $26,000,000 will be assessed if the loan is placed with a lender other than Home Federal Savings Bank.  After the construction phase, the $5,000,000 USDA 80% guaranteed loan will impose a prepayment penalty depending on the year of refinancing starting with the 5% penalty in year one and decreasing to 1% in year 5.  With respect to the $21,000,000 conventional loan, a prepayment penalty will be imposed starting with a 3% penalty in year one and decreasing to 1% in year 3.

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank.  We will also be subject to certain financial loan covenants consisting of minimum working capital, minimum fixed coverage, minimum current ratio, minimum net worth and maximum debt/net worth covenants during the term of the loan.  We will also be prohibited from making distributions to our members; however, we will be allowed to distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year.  We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.

After the construction phase, the Company will only be allowed to make annual capital expenditures up to $400,000 annually without the lender’s prior approval.  During the term of the loan, we are required to pay to the lender an annual amount equal to the greater of (1) 75% of any Commodity Credit Corporation Bio Energy income payments received during the year or (2) 25% of the Company’s free cash flow for each year.  Payments consisting of USDA Commodity Credit Corporation Bio Energy income must be paid to the lender within 15 days of receipt of any such payments.  These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.

Subsequent to December 31, 2004, we issued units to ICM, Inc. and Fagen, Inc. in exchange for their combined capital contribution of $6,250,000.  To the extent that we obtain proceeds of less than $6,875,000 in our future registered offering, we intend to redeem the units through a distribution of our net cash flow from operations at a redemption price equal to the fair market value of the units as of the date of the redemption.  The amount of yearly net cash flow available for redemption will be subject to a reduction due to distributions to our members (including ICM, Inc. and Fagen, Inc.) in an aggregate amount equal to 40% of our net income for the purpose of paying income taxes related to the ownership of our units.  The amount of yearly net cash flow available for redemption will be subject to a further reduction equal to the greater of 75% of any Commodity Credit Corporation Bio Energy income payments we receive during such year or 25% of our free cash flow.  Any redemption of our units by us is further subject to the terms and conditions of any and all debt financing agreements executed between our lenders and us.

 Grants, Government Programs and Tax Rebates

We received a Value-Added Agricultural Product Market Development Grant of $450,000 from the USDA, which is a matching grant to be used for start-up costs.  We have applied with the City of Garnett, Kansas under the Neighborhood Revitalization Program for a rebate of any additional property taxes attributable to our site improvements.  The City of Garnett, Kansas was awarded an Economic Development grant and loan through the U.S. Small Cities Community Development Block Program for $750,000 to assist with water infrastructure improvements at the plant site.  The City has also received approval from the Kansas Department of Transportation for grant funds to assist with highway improvements.  The program provides that the state will contribute 85% of the actual project construction and engineering costs.  We have entered into an agreement with the City of Garnett, and Anderson County to share equally the remaining funds that will be required which has been estimated at a total of $400,000.  We have agreed to pay one-third of this obligation in installment payments.  The City has also applied with the Kansas Department of Transportation for grant funds that would assist with rail improvements.  This grant is still pending.

We have applied for a grant from the USDA’s Commodity Credit Corporation.  Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  Under the program, no eligible producer may receive more than $7,500,000 in any fiscal year.  However, some ethanol producers have received more than this amount when the start-up period has extended over more than one fiscal year of the U.S. government.  Because we expect to be an eligible producer and to annually utilize approximately 13 million bushels of corn in the increased production of ethanol, we expect to potentially receive a maximum award of approximately $7,500,000.  However, the Commodity Credit Corporation may award only $150,000,000 annually and any award we receive may be reduced based upon the volume of applications from other eligible producers.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  According to the Farm Service Agency, payments under the program in fiscal year 2004 totaled nearly $150,000,000 and approved federal funding for fiscal year 2005 is set at $100,000,000.  We expect to be eligible to receive an award under the program only once during the life of our project.  The Commodity Credit Corporation Bio Energy Program is scheduled to expire on September 30, 2006.  The grants available under the program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

Sources of Funds

The following schedule sets forth our estimated sources of funds.  This schedule could change in the future depending on whether we receive additional grants.  The schedule may also change depending on the level of additional equity raised.

Source of Funds		Percent of Total
Seed Capital Proceeds	$610,000	1.30
Initial Registered Offering Proceeds	$13,457,000	28.76
Proceeds from additional units purchased by ICM, Inc. and Fagen, Inc.(1)	$6,250,000	13.36
Term Debt	$26,000,000	55.56
Grants	$476,000	1.02
Total Sources of Funds	$46,793,000	100.00%

(1) These units are subject to our redemption obligations described in MANAGEMENT’S DISCUSSION AND ANALYSIS.

Employees

Prior to completion of the plant construction and commencement of operations, we intend to employ approximately 31 full-time employees.  Approximately 3 of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  Pursuant to our Management Agreement, United BioEnergy Management, LLC has hired our plant manager who will be employed by our Company.  United Bio Energy Management, LLC has also hired a general manager pursuant to the Management Agreement who will work full time at our plant.  Accordingly, we expect approximately 32 full-time personnel at the ethanol plant, including the general manager.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

In addition, United BioEnergy Ingredients, LLC has hired a distillers grain merchandiser whom we expect will be their employee, but will work full time in our plant.  The position, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.

We intend to enter into written confidentiality and assignment agreements with our officers and employees.  Among other things, these agreements will require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level.  We must hire qualified managers, accounting, human resources and other personnel.  We operate in a rural area with low unemployment.  There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project.  If we are unsuccessful in this regard, such event may have a material adverse effect on our operations, cash flows, and financial performance.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than those listed in Note 4—Member’s Equity to our Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS.

EAST KANSAS AGRI-ENERGY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

East Kansas Agri-Energy, LLC

Garnett, Kansas

We have audited the accompanying balance sheets of East Kansas Agri-Energy, LLC (a development stage limited liability company) as of December 31, 2004 and 2003, and the related statements of operations, members’ equity and cash flows for the years then ended and for the period from January 3, 2001 (inception) through December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Kansas Agri-Energy, LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and for the period from January 3, 2001 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

March 10, 2005

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,210,819	$42,587
Grant receivable	54,906	27,059
Prepaid offering costs	64,518	262,869
Prepaid expense	4,938	1,419
Total current assets	6,335,181	333,934

PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,998	16,490
Land	170,011	—
Construction in progress	16,366,365	74,695
	16,553,374	91,185
Less accumulated depreciation	6,818	3,494
	16,546,556	87,691

OTHER ASSETS
Land option	—	10,000
Financing costs	552,385	—
	552,385	10,000
Total assets	$23,434,122	$431,625

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$—	$75,000
Accounts payable
Trade	384,287	45,309
Related party	9,837,189	25,200
Accrued payroll, taxes, and withholdings	7,365	5,928
Accrued taxes	17,262	—
Accrued interest	—	813
Total current liabilities	10,246,103	152,250

MEMBERS’ EQUITY
Capital contributions, 40,000 and 20,000 units authorized, 14,707 and 1,220 units issued and outstanding as of December 31, 2004 and 2003, respectively	14,707,000	1,220,000
Deficit accumulated during the development stage	(1,518,981)	(940,625)
Total members’ equity	13,188,019	279,375
Total liabilities and equity	$23,434,122	$431,625

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2003	From January 3, 2001 (Date of Inception) to December 31, 2004
REVENUE	$—	$—	$—

OPERATING EXPENSES
Organizational expenses	—	—	3,643
Start-up expenses	357,591	159,262	677,672
	357,591	159,262	681,315

OTHER INCOME (expense)
Interest income	47,020	1,773	53,648
Interest expense	(3,656)	(1,131)	(4,787)
Other income	—	—	2,000
	43,364	642	50,861

NET LOSS	$(314,227)	$(158,620)	$(630,454)
BASIC AND DILUTED LOSS PER UNIT	$(29)	$(130)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	10,662	1,220

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Units	Contributed Capital	Deficit Accumulated During the Development Stage	Total
Balance, January 3, 2001 (Date of inception)	—	$—	$—	$—
Net loss for the period ended December 31, 2001	—	—	(30,484)	(30,484)

Balance as of December 31, 2001	—	—	(30,484)	(30,484)
Units issued	1,220	610,000	—	610,000
Impact of units issued at a discount	—	610,000	(610,000)	—
Cost of raising capital	—	—	(14,398)	(14,398)
Net loss for the year ended December 31, 2002	—	—	(127,123)	(127,123)

Balance as of December 31, 2002	1,220	1,220,000	(782,005)	437,995
Units issued	—	—	—	—
Impact of units issued at a discount	—	—	—	—
Cost of raising capital	—	—	—	—
Net loss for the year ended December 31, 2003	—	—	(158,620)	(158,620)

Balance as of December 31, 2003	1,220	1,220,000	(940,625)	279,375
Units issued	13,457	13,457,000	—	13,457,000
Units issued for compensation	30	30,000	—	30,000
Cost of raising capital	—	—	(264,129)	(264,129)
Net loss for the year ended December 31, 2004	—	—	(314,227)	(314,227)
	14,707	$14,707,000	$(1,518,981)	$13,188,019

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003	From January 3, 2001 (Date of Inception) to December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,227)	$(158,620)	$(630,454)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,324	3,096	6,818
Noncash compensation for capital units	30,000	—	30,000
Increase in current assets
Grant receivable	(27,847)	(27,059)	(54,906)
Prepaid expense	(3,519)	(1,419)	(4,938)
Increase (decrease) in current liabilities
Accounts payable	36,452	5,384	106,961
Accrued payroll, taxes and withholdings	1,437	4,520	7,365
Accrued taxes	17,262	—	17,262
Accrued interest	(813)	813	—
Net cash used in operating activities	(257,931)	(173,285)	(521,892)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(508)	(11,470)	(16,998)
Purchase of land and land option payments	(160,011)	(5,000)	(170,011)
Construction in process	(6,241,673)	(6,271)	(6,316,368)
Net cash used in investing activities	(6,402,192)	(22,741)	(6,503,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(1,260)	(135,577)	(278,527)
Payment of financing costs	(552,385)	—	(552,385)
Proceeds from notes payable	—	—	137,000
Repayment of notes payable	—	—	(137,000)
Proceeds from long-term debt	—	—	75,000
Repayment of long-term debt	—	—	(75,000)
Capital contributions	13,457,000	—	14,067,000
Net cash provided by (used in) financing activities	12,828,355	(135,577)	13,236,088
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,168,232	(331,603)	6,210,819

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,587	374,190	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,210,819	$42,587	$6,210,819

(continued on next page)

STATEMENTS OF CASH FLOWS—Page 2

	Year Ended December 31, 2004	Year Ended December 31, 2003	From January 3, 2001 (Date of Inception) to December 31, 2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,338	$318	$3,656

NON CASH INVESTING AND FINANCING ACTIVITIES
Deferred offering costs incurred	$64,518	$9,649	$64,518
Property, plant and equipment costs incurred	$10,049,997	$17,621	$10,049,997
Cost of raising capital reclassified to members’ equity	$264,129	$—	$264,129
Capital contributions issued at discount	$—	$—	$610,000
Capital contributions issued for compensation expensed during the year ended December 31, 2004	$15,000	$—	$15,000
Liability converted into capital units	15,000	—	15,000
	$30,000	$—	$30,000

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a development stage Kansas limited liability company) to be located in Garnett, Kansas, was organized to pool investors to build a 20 million gallon ethanol plant with distribution within the United States.  East Kansas Agri-Energy, LLC (the Company) anticipates completing construction by the summer of 2005.  As of December 31, 2004, the Company is in the development stage with its efforts being principally devoted to financing and construction activities.

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

Construction in progress consists of amounts incurred for the construction of buildings, processing equipment and other related construction activities including capitalized interest and other costs that meet capitalization criteria.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of asset to the carrying amount of the asset.

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Other Income

Other income consists of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Amounts are recorded as other income when there is no obligation to assist in the organization and development of the Company.

Organization and Start-up Costs

Organizational and start-up costs are expensed as incurred. Organizational costs consist of amounts related to the formation of the company. Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company, which do not qualify as capitalized costs.

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

Income Taxes

The Company is organized as a limited liability under state law and is treated as a partnership for income tax purposes.  Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level.  Accordingly, no income tax provision has been calculated.  Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organizational and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding.  For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units.  As of December 31, 2004, the Company had no subscribed units.  As of December 31, 2003, there was not a difference between basic and diluted earnings per unit since calculation of diluted earnings per unit for the effect of units subscribed but not issued would have been anti-dilutive.

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENT

Stock Based Compensation

The Company records stock based compensation based on the fair value of the units issued for the compensation.

NOTE 2—NOTES PAYABLE—UNSECURED CREDITORS

During 2001, the Company borrowed $1,000 each from 137 unsecured creditors.  The amounts were received from the creditors as investments at risk, with no guarantee of repayment and no interest due on repayment.  During the year ended December 31, 2002, the Company repaid the remaining balance of these notes payable.

NOTE 3—LONG-TERM DEBT

Long-term obligations of the Company are summarized as follows at December 31, 2004 and 2003, respectively.

	2004	2003
Note payable to Kansas Department of Commerce and Housing (KDOCH). Repayment is contingent on the escrow related to the Company’s initial public offering being broken. If the escrow is broken by October 31, 2003, the Company will repay the amount within seven days. In the event escrow is broken after October 31, 2003, within seven days of that date, the Company will repay $75,000 plus 6.50% simple interest compounded annually from October 31, 2003.	$—	$75,000
Less: Current portion	—	75,000
Long-term portion	$—	$—

During 2004, the Company repaid the above note payable.

Management estimates that the fair value of the above debt instrument was approximately $75,000 at December 2003.

NOTE 4—MEMBER’S EQUITY

As specified in the Company’s Operating Agreement, voting rights are one vote for each voting unit registered in the name of such Member as shown on the Membership Registration maintained by the Company. No Member shall directly or indirectly own or control more than 25% of the issued and outstanding voting membership interest in the Company at any time.

Income and losses of the Company shall be allocated among the Members in proportion to each Member’s respective percentage of Units when compared with the total Units issued.

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the Board of Directors in its sole discretion, shall be distributed from time to time to the Members in proportion to their respective percentage Units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, or if the Company’s total assets would be less than the sum of its total liabilities.

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

In addition to transactions discussed in Note 2, the Company issued during 2004, a total of 30 units for compensation.  The former project coordinator received 15 units in exchange for amounts previously owed for services.

The current project coordinator and treasurer (who are full time employees of the Company) received a total of 15 units as a bonus for their services related to the development and financing of the Company.  Compensation expense related to this bonus totaled $15,000 for the year ended December 31, 2004.

During September 2004, the Company amended its Operating Agreement whereby the number of authorized units was increased from 20,000 to 40,000 units.  In addition, the amendments to the Operating Agreement provide for two classes of members of the Board of Directors, Class A and Class B. Class A members of the Board of Directors consist of previously existing members of the Board of Directors, prior to amendment. Up to (3) Class B members of the Board of Directors may be appointed by Fagen, Inc., ICM, Inc., or both of these parties in conjunction with their agreement to purchase units.

The Company has entered into a Unit Purchase and Redemption Agreement for membership units with Fagen, Inc. and ICM, Inc.  The total number of units subject to the agreement shall not exceed 6,250 units at $1,000 per unit, for total proceeds of $6,250,000.  The Company also has an obligation to repurchase the units from the proceeds of a proposed equity offering at a rate of $1,100 per unit, or a total $6,875,000 or from the cash flow provided by the operations of the ethanol plant.  For each $2,000,000 of units related to this agreement, ICM, Inc. and Fagen, Inc. are entitled to one board member.  As the units are repurchased by the Company, the number of Class B Board members is reduced by one for each $2,000,000 of units repurchased.  Because of the Company’s obligation to repurchase the units, the amount received will be recorded as a liability for financial statement purposes.

Upon issuance of the units related to the initial public offering, costs related to the issuance of the units of $264,129 were charged to members’ equity.

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 5—CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in its trade area.  The account is secured by the Federal Deposit Insurance Corporation up to $100,000.  At times, the Company’s bank balance may exceed $100,000.

NOTE 6—GRANT INCOME

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

NOTE 7—RELATED PARTY TRANSACTIONS

The former project coordinator (Note 8) purchased membership units during the period ended December 31, 2002.

Of the previously unsecured creditors (Note 2), 122 are members of record as of December 31, 2003, owning 10 units each.

Other agreements with related parties and affiliates are discussed in Note 8.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

On November 18, 2004, the Company exercised the land option and purchased approximately 19 acres of real estate in Anderson County, Kansas.  The Company paid $170,010, which excluded the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities.  Previous deposits totaling $20,000 were applied to the purchase price and a sum of $150,010 was paid at closing.

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On May 14, 2002, the Company entered into an option to purchase real property for the plant site with a fair value of approximately $172,500.  The option was for the purchase of approximately 23 acres within the Golden Prairie Industrial Park of the City of Garnett, Kansas for $1. On May 27, 2004, to Company gave notice of exercise of the option, and received title to the property on September 1, 2004.

During the year ended December 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV).  The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380.  The Company and VAV are negotiating settlement of this contract.  The Company has a liability related to this agreement of $5,847 as of December 31, 2004 and 2003.

During the year ended December 31, 2003, the Company negotiated with a board member to perform certain consulting services, which were to begin on October 1, 2003.  The parties did not execute a contract for these services.  Subsequent to December 31, 2003, the board member resigned and the Company received a claim for the payment of approximately $50,000, consisting of approximately $2,000 and 48 Units of the Company.  The Company contends that since a contract was not executed and services were not performed related to the proposed agreement, no liability exists.  The Company intends to vigorously defend itself against the claim.

The Company completed its initial public offering and escrow was broken in March 2004.  A total of 13,457 units were subscribed and paid for during the year ended December 31, 2004.

The Company has increased its expected annual production of fuel grade ethanol from 25 million gallons to 35 million gallons.  Based on the increased capacity of the ethanol plant, the Company expects that the project will cost approximately $48,000,000 instead of the $37,000,000 previously planned.

The Company has entered into a design-build contract with ICM, Inc. for a fixed price of $35,900,000 excluding certain owner furnished costs, pursuant to an agreement for the construction of the 35 million gallon annual capacity ethanol plant.  As of December 31, 2004, the remaining obligation on the contract was approximately $20,825,000 and the Company had incurred costs of $9,800,391 included in accounts payable.

On November 12, 2004, the Company entered into a Trading Agreement with United Bio Energy Trading, LLC, an affiliated related party, in which United Bio Energy Trading, LLC will provide market information and consulting services for the Company.  The Company anticipates that the term of the agreement will be for at least five years and will pay a monthly fee of $6,000.

On November 12, 2004, the Company entered into a Distiller’s Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distiller’s grains produced at the plant for a term of five years at a price of a percentage of the price United Bio Energy Ingredients, LLC charges its buyers of dried distiller’s grains, and 95% of the price United Bio Energy Ingredients, LLC charges its buyers of wet distiller’s grains.  The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller’s grains.  In addition, the distiller’s grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients.  If the Company fails to supply distiller’s grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party.  The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years.  Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars.  For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a per bushel fee.  The title, risk of loss and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant.  Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss.  All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party.  The terms of the agreement provide that United Bio Energy Fuels, LLC will market all fuel-grade ethanol produced at our plant.  In exchange, the Company agreed to pay United Bio Energy Fuels, LLC a fee for each gallon of ethanol produced at the Company’s plant during the term of the agreement.  The Company expects that the term of the agreement will be at least five years.  United Bio Energy Fuels, LLC also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years.  United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant.  United Bio Energy Management, LLC is wholly owned by ICM, Inc. and Fagen, Inc. Accordingly, the Company may not be able to negotiate any further transactions at arms length, as the Company would be able to do with an independent party.  The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks.  United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us.  In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company.  If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation.  In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas.  The determination of the arbitrator is expected to be final and may not be appealed to any court.  The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred.

On November 23, 2004, the Company entered into a Credit Agreement with Home Federal Savings Bank, establishing a construction loan facility for the construction of a 35 million gallon per year ethanol plant.  The construction financing is in the amount of $26,000,000 consisting of a $21,000,000 conventional term loan and a $5,000,000 USDA 80% guaranteed loan, and is secured by substantially all of our assets.

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

During the construction phase, the Company will make monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%.  The construction phase shall end no later than September 1, 2005. Following construction completion, the loan will be segmented into two loans (1) a $5,000,000 USDA 80% guaranteed loan, and (2) a $21,000,000 conventional term loan.  The $5,000,000 USDA guaranteed loan will have an amortization period and maturity date of ten years.  The Company will make monthly payments of principal and interest on the $5,000,000 loan at a variable interest rate of prime plus 1.25%.  This variable rate will be adjusted quarterly.  The $21,000,000 conventional loan will have an amortization period of ten years but will mature at the end of five years.  The Company will make monthly payments of principal and interest on the $21,000,000 loan at a variable rate equal to prime plus 1.75% with a floor of 6%.

The Company will pay a $30,000 annual administration fee related to the credit facility.  The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

During the construction phase, a 1% prepayment penalty of the total construction loan of $26,000,000 will be assessed if the loan is placed with a lender other than Home Federal Savings Bank.  After the construction phase, the $5,000,000 USDA 80% guaranteed loan will impose a prepayment penalty depending on the year of refinancing starting with the 5% penalty in year one and decreasing to 1% in year five.  With respect to the $21,000,000 conventional loan, a prepayment penalty will be imposed starting with a 3% penalty in year one and decreasing to 1% in year three.

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank.  The Company will also be subject to certain financial loan covenants consisting of minimum working capital, minimum fixed coverage, minimum current ratio, minimum net worth and maximum debt/net worth covenants during the term of the loan.  The Company will also be prohibited from making distributions to their members, however, the Company will be allowed to distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year.  The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.

After the construction phase, the Company will only be allowed to make annual capital expenditures up to $400,000 annually without the lender’s prior approval.  During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of (1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year or (2) 25% of the Company’s free cash flow for each year.  Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments.  These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.

The Company has entered into a letter of agreement with Southern Star Central Gas Pipeline to estimate the construction costs to design and build a measurement station capable of flowing natural gas in sufficient hourly quantities to meet the total daily requirements, which the design specifications requested by the Company were 4,000 MMBtu per day (167 Mcf per hour) at a minimum of 60 PSIG at the outlet of Southern Star Central Pipeline’s measurement station.  The Company has paid a fee of $25,000 for the development of this analysis and agreed to pay an additional $15,000 prior to commencement of any work associated with the estimation along with an additional $5,000 per month for two months.  The $25,000 payment for this analysis will be applied to the costs of constructing and installing the facilities if both parties agree to go forward with the natural gas pipeline.

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 9—VALUE ADDED GRANT

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000.  The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company.  For the years ended December 31, 2004 and 2003, the Company qualified for reimbursement of $209,221 and $240,779, respectively, of which $1,409 and $34,240, respectively, related to cost of raising capital.  For the period from inception though December 31, 2004, the Company qualified for reimbursement of $450,000 of costs, of which $61,602 related to cost of raising capital and $333,492 was recorded as a reduction of start-up costs, and $54,906 reduced loan origination fees.

NOTE 10—INCOME TAXES

As of December 31, 2004 and 2003, the tax basis of assets exceeded the book basis of assets by approximately $670,000 and $278,000, respectively.

NOTE 11—SUBSEQUENT EVENTS

In February 2005, the Company entered into a real estate contract with an unrelated party to purchase land in Anderson County, Kansas.  The sum of $90,083 is anticipated to be paid at the time of closing, estimated to occur about March 18, 2005.

Subsequent to December 31, 2004, the Company entered into agreement for construction of facilities for the delivery of natural gas and electricity totaling approximately $830,000.

In addition, the Company entered into an agreement for the purchase of water treatment chemicals.  The agreement commences when the plant begins producing ethanol and ends three years after that date.  Monthly payments under the agreement are approximately $7,050, for a total obligation under the agreement of approximately $254,000.

ITEM 8.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Eide Bailly LLP has been our independent registered public accounting firm since our inception and is our independent registered public accounting firm at the present time.  We have had no disagreements with our auditors.

ITEM 8A.                CONTROLS AND PROCEDURES.

Our management, including our President (the principal executive officer), William Pracht, and our Treasurer (the principal financial officer), Jill Zimmerman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission except that our management has noted the following material weaknesses in our internal controls: 1) there is a lack of segregation of duties due to the limited number of personnel involved in processing of accounting data; 2) accounting for costs of raising capital were not accumulated as part of the internal control process; and 3) disclosures included in the notes to the draft financial statements prepared by the Company and submitted to the auditors included incorrect information related to factual information, dates and amounts that were significant to the financial presentation.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III.

ITEM 9.                   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Identification of Directors, Executive Officers and Significant Employees

Effective January 24, 2005, Douglas L. Strickler and James A. Westagard resigned as directors of East Kansas Agri-Energy, LLC. Mr. Strickler and Mr. Westagard had served as directors since our inception.  The following is a brief description of the business experience and background of our officers and directors as of March 23, 2005.

William R. Pracht, Director, Chairman, and President, Age 47—20477 SW Florida Rd., Westphailia, Kansas 66093

Mr. Pracht is a farmer/rancher working near Westphalia, Kansas and is one of the community leaders of the Cherry Mound 4-H Club as well as a member of the Anderson County Fair Board.  He has served on the Kansas Livestock Association Board of Directors and Chairman of the Tax Committee.

Mr. Pracht has served as a director since our inception. Pursuant to our operating agreement, he will serve until 1 year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Roger Brummel, Director, Vice Chairman, and Vice President, Age 45—802 S. Oak, Garnett, Kansas 66032

Mr. Brummel has been the manager of the family owned business, Brummel Farm Service, since 1995.

Mr. Brummel, has served as a director since our inception. Pursuant to our operating agreement, he will serve until 1 year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Jill A. Zimmerman, Director and Treasurer, Age 31—420 S. Cottonwood, Garnett, Kansas 66032

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

Ms. Zimmerman has served as a director since our inception. Pursuant to our operating agreement, she will serve until 1 year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Daniel V. Morgan, Director and Secretary, Age 33—196 Texas Rd., Greeley, Kansas 66033

Mr. Morgan is co-owner of H&M Angus Farms, Inc., a registered Angus seedstock producer in eastern Kansas. He is also a certified crop advisor and shares a Pioneer Seed dealership with his father.  He is a director of United Cooperatives and currently is its board secretary.

Mr. Morgan has served as a director since our inception. Pursuant to our operating agreement, he will serve until 1 year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Scott A. Burkdoll, Director, Age 48—3939 Ellis Rd., Rantoul, Kansas 66079

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

Mr. Burkdoll has served as a director since our inception. Pursuant to our operating agreement, he will serve until 1 year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Glenn A. Caldwell, Jr., Director, Age 57—P.O. Box 181, Garnett, Kansas 66032

Mr. Caldwell has been the Vice-President of Caldwell Enterprises Inc. since 1980 and, in that capacity, oversees the operation of crude oil production on several oil leases in two counties.  In 1982, he became President of Caldwell Farms, Inc. operating several thousand tillable acres in 3 counties.

Mr. Caldwell has served as a director since our inception. Pursuant to our operating agreement, he will serve until 1 year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Daniel L. Guetterman, Director, Age 53—P.O. Box 32, Bucyrus, Kansas 66013

Mr. Guetterman has been farming in northeast Kansas since 1969 and has been the owner/operator of DKG Farms, Inc. since 1999. In 1978, he formed Guetterman Brothers Elevator and built a grain elevator in Bucyrus.  Some of his duties consisted of buying and selling grain, fertilizer, seed and chemicals. Mr. Guetterman served 9 years on the board of the Kansas Soybean Association and is currently serving his fourth year on the Kansas Corn Commission as treasurer.

Mr. Guetterman has served as a director since our inception. Pursuant to our operating agreement, he will serve until 1 year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Donald S. Meats, Director, Age 61—1724 2nd Rd. S.E., Neosho Falls, Kansas 66758

Mr. Meats lives on a farm near LeRoy, Kansas and operates a stocker program. He retired in 2001 from the LeRoy Coop after 36 years of employment; 33 years as general manager.  He is currently employed by the First National Bank of LeRoy as an Agriculture Loan Officer.

Mr. Meats has served as a director since our inception. Pursuant to our operating agreement, he will serve until 1 year after substantial completion of the construction of the ethanol plant and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Dave Vander Griend, Age 52—310 N. First Street, P.O. Box 397, Colwich, Kansas 67030

Mr. Vander Griend has been the Chief Executive Officer, President and majority owner of ICM, Inc. for the past ten years. He also serves as director for Western Plains Energy, LLC.

Mr. Vander Griend was appointed as a director to our board by Fagen, Inc. and ICM, Inc. on February 1, 2005. Pursuant to our operating agreement, Mr. Vander Griend will serve at the pleasure of Fagen, Inc. and ICM, Inc. until the number of directors Fagen, Inc. and ICM, Inc. are entitled to appoint is reduced or eliminated by our redemption of their units.

Jerry Jones, Director, Age 54—310 N. First Street, P.O. Box 397, Colwich, Kansas 67030

Mr. Jones has served as the Chief Financial Officer for ICM, Inc. since July 2000. Previously, he was the controller for PPI, Inc.

Mr. Jones was appointed as a director to our board by Fagen, Inc. and ICM, Inc. on February 1, 2005. Pursuant to our operating agreement, Mr. Jones will serve at the pleasure of Fagen, Inc. and ICM, Inc. until the number of directors Fagen, Inc. and ICM, Inc. are entitled to appoint is reduced or eliminated by our redemption of their units.

Brian D. Thome, Director, Age 31—501 West Highway 212, P.O. Box 159, Granite Falls, Minnesota 56241

Mr. Thome is the Director of Financial Investments for Fagen, Inc. where he has been employed since December 2004. Prior to his employment at Fagen Inc., he served as Second Vice President to First National Bank of Omaha.

Mr. Thome was appointed as a director to our board by Fagen, Inc. and ICM, Inc. on February 1, 2005. Pursuant to our operating agreement, Mr. Thome will serve at the pleasure of Fagen, Inc. and ICM, Inc. until the number of directors Fagen, Inc. and ICM, Inc. are entitled to appoint is reduced or eliminated by our redemption of their units.

Involvement in Certain Legal Proceedings

One of our directors, Donald Meats, is subject to a continuing Cease and Desist Order originally entered by the State of Kansas Securities Commissioner on November 27, 1996. This order required him to cease and desist from the sale of unregistered securities. Mr. Meats, along with others, was found to have participated in a program several years before his involvement with our organization which was determined to have violated the securities laws of the State of Kansas as it constituted the unlawful sale of unregistered securities. Mr. Meats cooperated in the investigation of this matter and no further action was taken against him. Mr. Meats did not participate in the sale of our membership units during our original offering and will not participate in the sale of our membership units for any future offering.

Significant Employees

General Manager

Pursuant to the Management Agreement we entered into with United Bio Energy Management, LLC dated effective as of November 12, 2004, United Bio Energy Management, LLC will supervise and direct the general operations of the plant, including providing the services of a full-time general manager, who will be based on site at our plant, and who will work exclusively for us. Accordingly, the general manager will not be an employee of ours.  United Bio Energy Management, LLC has hired a general manager for our plant.

Adoption of Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, William Pracht, our principal financial officer, Jill Zimmerman, our vice president, Roger Brummel, and our secretary, Daniel Morgan.  Each of these individuals signed an acknowledgment of his or her receipt of our code of ethics.  We filed a copy of our Code of Ethics with the Securities Exchange Commission by including the Code of Ethics as Exhibit 14.1 to our Annual Report of Form 10KSB for the fiscal year ended December 31, 2003, and is included as a current exhibit 14.1 to this Report by incorporation by reference.

Audit Committee and Audit Committee Financial Expert

On March 22, 2004, the Board of Directors appointed an audit committee consisting of Daniel Morgan, Doug Strickler, Glenn Caldwell, and Daniel Guetterman.  Doug Strickler resigned effective January 24, 2005 and no replacement has yet been appointed to the audit committee. We currently have no audit committee financial expert serving on the audit committee.  We have no audit committee financial expert at this time because we are a start-up company in the development stage.  We may appoint an audit committee financial expert to serve on the audit committee when construction of the ethanol plant is complete and the plant is operational.

ITEM 10.               EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or payable by the Company during the last three fiscal years to our Chairman, President and Chief Executive Officer. We do not have any compensatory security option plan for our executive officers and directors. None of our directors or officers has any options, warrants, or other similar rights to purchase securities of the Company.

Name and Principal Position	Year	Salary	All Other Compensation
William Pracht,	Fiscal Year 2004	$0	$1,200
President, Chief Executive	Fiscal Year 2003	$0	$0
Officer and Chairman	Fiscal Year 2002	$0	$0

In 2004, our Treasurer and principal financial officer, Jill Zimmerman, was compensated a total of $45,692.72 in cash pursuant to her employment agreement with us.  She also received 5 units totaling $5,000 as a bonus for her services.  We reimburse our officers for expenses incurred relating to services rendered on the Company’s behalf.  We do not have any employment agreements with any other officer or director.  Our directors are paid $100.00 per month for their attendance at board meetings.

ITEM 11.                                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our units as of March 23, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding units:

Title of Class	Name and Address	Amount and Nature of Beneficial Owner		Percent of Class
Membership Units	Ron Fagen Fagen, Inc. 501 West Highway 212 P.O. Box 159 Granite Falls, MN 56241	5,125	(1)	24.5%
Membership Units	Dave Vander Griend ICM, Inc. 310 N. First Street P.O. Box 397 Colwich, KS 67030	5,125	(2)	24.5%

(1)          Includes 4,125 units held in the name of Fagen, Inc. and 1,000 units held in the name of Fagen Energy, Inc. Ron Fagen owns and controls both Fagen, Inc. and Fagen Energy, Inc.

(2)          Includes 400 units held in the name of Dave Vander Griend individually, 4,625 units held in the name of ICM, Inc. and 100 units held in the name of United Bio Energy, LLC.

Security Ownership of Management

As of March 23, 2005, members of our board of directors own membership units as follows:

UNITS BENEFICIALLY OWNED BY DIRECTORS AND OFFICERS

				Percentage of Total After the Offering
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Prior to Offering	Maximum Units Sold in Offering	Minimum Units Sold in Offering
Membership Units	William R. Pracht, Director and Chairman/President 20477 SW Florida Rd. Westphalia, KS 66093	60 Units	0.286%	0.200%	0.263%
Membership Units	Roger Brummel, Director and Vice Chairman/Vice President 802 S. Oak St. Garnett, KS 66032	60 Units	0.286%	0.299%	0.263%
Membership Units	Jill A. Zimmerman, Director and Treasurer 420 S. Cottonwood St. Garnett, KS 66032	15 Units	0.072%	0.033%	0.0441%
Membership Units	Daniel V. Morgan, Director and Secretary 196 Texas Rd. Greeley, KS 66033	10 Units	0.048%	0.200%	0. 263%
Membership Units	Scott A. Burkdoll, Director 3939 Ellis Rd. Rantoul, KS 66079	60 Units	0.286%	0.200%	0.263%
Membership Units	Glenn A. Caldwell, Director P.O. Box 181 Garnett, KS 66032	100 Units	0.477%	0.333%	0.4395%
Membership Units	Daniel L. Guetterman, Director P.O. Box 32 Bucyrus, KS 66013	25 Units	0.119%	0.083%	0.110%
Membership Units	Donald S. Meats, Director 1724 2nd Rd. S.E. Neosho Falls, KS 66758	10 Units	0.048%	0.033%	0.044%
Membership Units	Dave Vander Griend Director ICM, Inc. 310 N. First Street P.O. Box 397 Colwich, KS 67030	5,125 Units (1)	24.455%	17.06%	22.50%
All Directors and Officers as a Group		5,465 Units	26.08%	18.19%	23.99%

(1)          Includes 400 units held in the name of Dave Vander Griend, individually, 4625 units held in the name of ICM, Inc. and 110 units held in the name of United BioEnergy, LLC.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Jill Zimmerman, Treasurer, Principal Financial Officer, Director and Member

On February 10, 2003, we entered into an employment agreement with Jill Zimmerman who serves as our Treasurer, principal financial officer and director. Ms. Zimmerman is also a member of the Company. Under the agreement, the Company engages Ms. Zimmerman as a full-time equity drive coordinator. Under the terms of the agreement, Ms. Zimmerman is responsible for monitoring project development, public relations and other on-site development issues. The contract provides that we will pay Ms. Zimmerman $37,700.00 annually plus a $101.75 monthly stipend for these services. The agreement is expected to last until July 1, 2005.

ICM, Inc. and Fagen, Inc.

On August 9, 2004, we executed a design/build agreement with ICM, Inc. to design and build our ethanol plant using Fagen, Inc. as principal subcontractor. ICM, Inc. is majority owned and controlled by Dave Vander Griend and Fagen, Inc. is owned and controlled by Ron Fagen. Dave Vander Griend and Ron Fagen each currently own 24.5% of our outstanding units including the additional capital contributed through their respective companies under the terms of the Unit Purchase and Redemption Agreement. Pursuant to the terms of the design/build agreement, we will pay ICM, Inc. $35,900,000 to design and build our ethanol plant and we expect a significant portion of the contract price to be paid by ICM, Inc. to Fagen, Inc. for its work as our principal subcontractor.

We have entered into several operating contracts with various companies owned by United Bio Energy, LLC, of Wichita, Kansas. United Bio Energy, LLC is majority owned by Dave Vander Griend through ICM Marketing, Inc. and by Ron Fagen through Fagen Management, LLC. Under the terms of these agreements, we will be paying subsidiaries of United Bio Energy, LLC a significant amount in fees for the management of our plant, marketing of our ethanol and distillers grains and overall risk management services.

On October 11, 2004, we executed a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. in which we agreed to issue a total of 6,250 units to them in exchange for their combined capital contribution of $6,250,000. In connection with this capital contribution, we amended our operating agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of 3 directors to our board of directors, subject to our ability to terminate one of their director positions for every $2,000,000 in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. We have agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sales of units registered in this offering or, to the extent this offering is unsuccessful, from net cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions. The redemption price will be $1,100 per unit if we are able to raise at least $6,875,000 in this offering. Otherwise, the redemption price will be based on the current fair market value of the units. On January 19, 2005, we closed on the purchase of these units and issued 3,125 units to ICM, Inc. and 3,125 units to Fagen, Inc. Brian Thome, director of Financial Investments of Fagen, Inc., Dave Vander Griend, Chief Executive Officer, President and majority owner of ICM, Inc., and Jerry Jones, Chief Financial Officer of ICM, Inc., have been appointed to our board of directors.

ITEM 13.               EXHIBITS.

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

3.2.2

First Amendment to Amended and Restated Operating agreement of East Kansas Agri-Energy, LLC dated September 16, 2004 filed as Exhibit 3.2.1 to the registrants quarterly report on Form 10-QSB dated September 30, 2004 and incorporated by reference herein.

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

4.4	First Amendment to Escrow Agreement dated December 31, 2003. Filed as Exhibit 4.4 to the registrant's December 31, 2003 10-KSB and incorporated by reference herein.

10.1

Option to Purchase Real Estate from City of Garnett, Kansas. Filed as Exhibit 10.3 to the registrant’s initial registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

10.2	Memorandum of Extension from City of Garnett, Kansas. Filed as Exhibit 10.1 to the registrant’s quarterly report dated March 31, 2003 on Form 10-QSB and incorporated by reference herein.

10.3

Option to Purchase Real Estate from Clarence L. White and Berniece F. White dated March 13, 2003. Filed as Exhibit 10.5 to the registrant’s annual report dated December 31, 2003 on Form 10-KSB and incorporated by reference herein.

10.4

Employment Agreement dated February 10, 2003 between East Kansas Agri-Energy, LLC and Jill Zimmerman. Filed as Exhibit 10.6 to the registrant’s annual report dated December 31, 2003 on Form 10-KSB and incorporated by reference herein.

10.5

Letter Agreement dated March 9, 2004 between East Kansas Agri-Energy, L.L.C. and U.S. Energy Services, Inc. Filed as Exhibit 10.7 to registrant’s quarterly report dated March 31, 2004 on Form 10-QSB and incorporated by reference herein.

10.6

Letter Agreement dated March 9, 2004 between East Kansas Agri-Energy, L.L.C. and U.S. Energy Services, Inc. Filed as Exhibit 10.8 to registrant’s quarterly report dated March 31, 2004 on Form 10-QSB and incorporated by reference herein

10.7

Option to Purchase Real Estate from Clarence L. White and Berniece F. White dated March 15, 2004. Filed as Exhibit 10.9 to registrant’s quarterly report dated March 31, 2004 on Form 10-QSB and incorporated by reference herein.

10.8

Option to Purchase Real Estate from Clarence L. White and Berniece F. White dated July 1, 2004. Filed as Exhibit 10.10 to registrant’s quarterly report dated June 30, 2004 on Form 10-QSB and incorporated by reference herein.

10.9

Agreement between Owner and Design/Builder on the Basis of a Stipulated Price dated August 9, 2004 between East Kansas Agri-Energy, L.L.C. and ICM, Inc. Filed as Exhibit 10.11 to registrant’s quarterly report dated September 30, 2004 on Form 10-QSB and incorporated by reference herein.

10.10

Unit Purchase and Redemption Agreement dated October 11, 2004 between East Kansas Agri-Energy, L.L.C., ICM, Inc., and Fagen, Inc. Filed as Exhibit 10.12 to registrant’s quarterly report dated September 30, 2004 on Form 10-QSB and incorporated by reference herein.

10.11

Management Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Management, LLC. filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

10.12

Raw Grains Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Ingredients, LLC. filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

10.13

Ethanol Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Fuels, LLC. filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

10.14

Distillers Grains Marketing Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Ingredients, LLC. filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

10.15

Trading Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Trading, LLC. filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

10.16

Credit Agreement dated November 23, 2004 between East Kansas Agri-Energy, L.L.C. and Home Federal Savings Bank. filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

10.17

Disbursing Agreement dated November 23, 2004 between East Kansas Agri-Energy, L.L.C. and Home Federal Savings Bank. filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

10.18

Security Agreement dated November 23, 2004 between East Kansas Agri-Energy, L.L.C. and Home Federal Savings Bank. filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

10.19

Mortgage-Collateral Real Estate Mortgage dated November 23, 2004 between East Kansas Agri-Energy, L.L.C. and Home Federal Savings Bank.* filed as an exhibit to registrants registration statement on Form SB-2 (Commission File 333-121323) and incorporated by reference herein.

14.1	Code of Ethics of East Kansas Agri-Energy, LLC, adopted March 22, 2004, filed as an exhibit to Registrant’s 10-KSB dated December 31, 2003 and incorporated by reference.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Category	Year	Fees
Audit Fees	2003	$28,537
	2004	$44,080
Audit-Related Fees	2003	$14,788
	2004	$9,328
Tax Fees	2003	$0
	2004	$0
All Other Fees	2003	$0
	2004	$0

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

EAST KANSAS AGRI-ENERGY, LLC

Date:	March 31, 2005	/s/ William Pracht
William Pracht
President (Principal Executive Officer)

Date:	March 31, 2005	/s/ Jill Zimmerman
Jill Zimmerman
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005	/s/ William Pracht
William Pracht

Date: March 31, 2005	/s/ Roger Brummel
Roger Brummel

Date: March 31, 2005	/s/ Jill Zimmerman
Jill Zimmerman

Date: March 31, 2005	/s/ Daniel Morgan
Daniel Morgan

Date: March 31, 2005	/s/ Scott Burkdoll
Scott Burkdoll

Date: March 31, 2005	/s/ Glenn A. Caldwell, Jr.
Glenn A. Caldwell, Jr.