Form 10QSB
period 2005-03-31
EAST KANSAS AGRI ENERGY LLC
filed 2005-05-16
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 000-51278

EAST KANSAS AGRI-ENERGY, L.L.C.

(Exact name of small business issuer as specified in its charter)

Kansas	48-1251578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 225,  210 1/2 East 4th Ave. Garnett, Kansas 66032

(Address of principal executive offices)

(785) 448-2888

(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☒  Yes                       ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 13, 2005, there were 20,957 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):                   ☐  Yes                   ☒  No

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

MARCH 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,041
Prepaid offering costs	98,992
Prepaid expense	3,013
Total current assets	192,046

PROPERTY, PLANT AND EQUIPMENT
Land	190,322
Office equipment	16,998
Construction in progress	34,152,394
34,359,714
Less accumulated depreciation	7,656
34,352,058
OTHER ASSETS
Financing costs	570,582
570,582

Total assets	$35,114,686

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$895,173
Accounts payable
Trade	595,756
Related party	8,762,841
Accrued payroll, taxes, and withholdings	6,623
Accrued taxes	17,262
Accrued interest	17,226
Total current liabilities	10,294,881

LONG-TERM DEBT (less current maturities)	5,531,221

MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 20,957 units issued and outstanding as of March 31, 2005	20,957,000
Deficit accumulated during the development stage	(1,668,416)
Total members’ equity	19,288,584

Total liabilities and members’ equity	$35,114,686

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31 2005	Three Months Ended March 31 2004	From January 3, 2001 (Date of Inception) to March 31, 2005

REVENUE	$—	$—	$—

OPERATING EXPENSES
Organizational expenses	—	—	3,643
Start-up expenses	150,287	80,884	827,959
	150,287	80,884	831,602
OTHER INCOME (EXPENSE)
Interest income	852	10,324	54,500
Interest expense	—	(1,219)	(4,787)
Other income	—	—	2,000
	852	9,105	51,713

NET LOSS	$(149,435)	$(71,779)	$(779,889)

BASIC AND DILUTED LOSS PER UNIT	$(8)	$(30)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	19,707	2,356

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

	Units	Contributed Capital	Deficit Accumulated During the Development Stage	Total

Balance, January 3, 2001 (Date of Inception)	—	$—	$—	$—

Net loss for the period ended December 31, 2001	—	—	(30,484)	(30,484)

Balance as of December 31, 2001	—	—	(30,484)	(30,484)

Units issued	1,220	610,000	—	610,000

Impact of units issued at a discount	—	610,000	(610,000)	—

Cost of raising capital	—	—	(14,398)	(14,398)

Net loss for the year ended December 31, 2002	—	—	(127,123)	(127,123)

Balance as of December 31, 2002	1,220	1,220,000	(782,005)	437,995

Net loss for the year ended December 31, 2003	—	—	(158,620)	(158,620)

Balance as of December 31, 2003	1,220	1,220,000	(940,625)	279,375

Units issued	13,457	13,457,000	—	13,457,000

Units issued for compensation	30	30,000	—	30,000

Cost of raising capital	—	—	(264,129)	(264,129)

Net loss for the year ended December 31, 2004	—	—	(314,227)	(314,227)

Balance as of December 31, 2004	14,707	14,707,000	(1,518,981)	13,188,019

Units issued	6,250	6,250,000	—	6,250,000

Net loss for the three months ended March 31, 2005	—	—	(149,435)	(149,435)

Balance as of March 31, 2005	20,957	$20,957,000	$(1,668,416)	$19,288,584

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	From January 3, 2001 (Date of Inception) to March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,435)	$(71,779)	$(779,889)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	838	820	7,656
Non-cash compensation for capital units	—	30,000	30,000
Increase in current assets
Grants receivable	54,906	(12,015)	—
Prepaid offering costs	(2,213)	—	(2,213)
Prepaid expense	1,925	(4,070)	(3,013)
Increase (decrease) in current liabilities:
Accounts payable	(18,100)	37,286	88,861
Accrued expenses	(743)	3,889	6,622
Accrued taxes	—	—	17,262
Net cash (used in) operating activities	(112,822)	(15,869)	(634,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(16,998)
Purchase of land and land option payments	—	(5,000)	(170,011)
Construction in progress	(18,674,279)	(1,570)	(24,990,647)
Net cash (used in) investing activities	(18,674,279)	(6,570)	(25,177,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	—	(10,909)	(278,527)
Payment of financing fees	(10,071)	(20,000)	(562,456)
Proceeds from notes payable	—	—	137,000
Repayment of notes payable	—	—	(137,000)
Proceeds from long-term debt	6,426,394	—	6,501,394
Repayment of long-term debt	—	—	(75,000)
Proceeds from units subject to redemption	6,250,000	—	6,250,000
Capital contributions	—	11,707,000	14,067,000
Net cash provided by (used in) financing activities	12,666,323	11,676,091	25,902,411

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,120,778)	11,653,652	90,041

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,210,819	42,587	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,041	$11,696,239	$90,041

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED) (page 2)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	2001 (Date of Inception) to March 31, 2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest, net of capitalized interest of $106,376 for 2005	$—	$—	$3,656

NON CASH INVESTING AND FINANCING ACTIVITIES

Deferred offering costs incurred	$96,779	$—	$96,779

Financing costs incurred	$8,126	$—	$8,126

Property, Plant, and Equipment costs incurred	$9,320,112	$33,898	$9,320,112

Cost of raising capital reclassified to members’ equity	$—	$264,129	$278,527

Capital contributions issued at discount	$—	$—	$610,000

Capital contributions issued for compensation
Expensed during the 3 months ended March 31, 2004	$—	$15,000	$15,000
Liability converted to capital units	—	15,000	15,000
	$—	$30,000	$30,000

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a development stage Kansas limited liability company) to be located in Garnett, Kansas, was organized to pool investors to build a 20 million gallon ethanol plant with distribution within the United States. East Kansas Agri-Energy, LLC (the Company) anticipates completing construction by the summer of 2005. As of March 31, 2005, the Company is in the development stage with its efforts being principally devoted to financing and construction activities.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2005 and 2004, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004.

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

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. As of March 31, 2005, there was not a difference between basic and diluted earnings per unit since calculation of diluted earnings per unit for the effect of units subscribed but not issued would have been anti-dilutive.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Stock based compensation

The Company records stock based compensation based on the fair value of the units issued for the compensation.

NOTE 2 -                UNITS SUBJECT TO REDEMPTION

On October 11, 2004, the Company executed a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. in which the Company agreed to issue a total of 6,250 units to them in exchange for their combined capital contribution of $6,250,000. The Company also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a future registered offering or, to the extent the future offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions. The redemption price will be $1,100 per unit if the Company is able to raise at least $6,875,000 in the future offering. Otherwise, the redemption price will be based on a current fair market value of the units. In connection with this capital contribution, the Company amended the Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to the Company’s board of directors, subject to the Companies ability to terminate one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. On January 19, 2005, the Company closed on the purchase of these units by ICM, Inc. and Fagen, Inc. and issued 3,125 units to Fagen, Inc. and 3,125 units to ICM, Inc. at a purchase price of $1,000 per unit. The purchases were made with cash and the total amount of cash consideration for those securities was $6,250,000.

On December 16, 2004, the Company filed a registration statement on Form SB-2 (Commission File 333-121323) with pre-effective amendments to the registration statement on February 1, 2005, April 6, 2005 and April 19, 2005, which became effective April 20, 2005.

The Company is offering units at an aggregate minimum price of $2,000,000 and an aggregate maximum price of $10,000,100 and intend to use the proceeds of the registered offering to redeem units from ICM, Inc. and Fagen, Inc. in accordance with the agreement and retain the balance of any proceeds for working capital. Upon completion of the offering and resolution of contingencies related to the unit purchase and redemption agreement, these units will be accounted for as a liability until repaid.

NOTE 3 -                LONG-TERM DEBT

Long-term obligations of the Company are summarized as follows at March 31, 2005:

Construction note payable - see below	$6,426,936

Less: Current portion	895,173

Long-term portion	$5,531,763

The estimated maturities of long-term debt at March 31, 2005, assuming the entire amount available under the construction financing is drawn on September 1, 2005, when it is converted to term loans are as follows:

2005	$895,173
2006	1,892,545
2007	2,037,487
2008	2,193,539
2009	2,361,552
Thereafter	16,619,704
$26,000,000

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

At March 31, 2005 the Company had $19,573,604 available to borrow under the Credit Agreement.

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

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company will also be subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company will also be prohibited from making distributions to their members, however, the Company will be allowed to distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year. The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.

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

NOTE 4 -                MEMBER’S EQUITY

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

The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the board of directors in its sole discretion, and then shall be distributed from time to time to the Members in proportion to their respective percentage Units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, of if the Company would be in violation of any loan agreement, of if the Company’s total assets would be less than the sum of its total liabilities.

Transfer, disposition or encumbrance of Capital Units is subject to certain restrictions, including approval by the board of directors.

Initial investors purchased their units at $500 per unit subject to a private placement memorandum. As part of the Company’s initial public offering, units were offered at a minimum of $1,000 per unit. The difference has been reflected as a discount on the units and has been recorded as a distribution.

Upon completion of the private placement memorandum, costs related to the issuance of the units of $14,398 were charged to members’ equity.

In addition to transactions discussed in Note 2, the Company issued during 2004 a total of 30 units for compensation. The former project coordinator received 15 units in exchange for amounts previously owed for services.

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

The Company has entered into a Unit Purchase and Redemption Agreement for membership units with Fagen, Inc. and ICM, Inc. See Note 2.

Upon issuance of the units related to the initial public offering, costs related to the issuance of the units of $264,129 were charged to members’ equity.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 -                CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

NOTE 6 -                RELATED PARTY TRANSACTIONS

The former project coordinator (Note 4) purchased membership units during the period ended December 31, 2002.

Other agreements with related parties and affiliates are discussed in Note 7.

NOTE 7 -                COMMITMENTS AND CONTINGENCIES

The Company has entered into an option agreement to purchase approximately 10 acres of land. The option was originally purchased for $5,000, plus $5,000 for an extension during 2003, and provides for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. The option was extended to September 1, 2004 and the Company paid an additional $5,000 for the extension. On September 1, 2004, the option was extended until such time as closing on the property would occur. The purchase price of the land will be reduced by amounts previously paid for the option and extension. On November 17, 2004, the Company exercised the land option and purchased approximately 19 acres of real estate in Anderson County, Kansas. The Company paid $170,010, which excluded the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. Previous deposits totaling $20,000 were applied to the purchase price of the land and a sum of $150,010 was paid at closing. During the period ended March 31, 2005, the Company incurred costs totaling $20,311 for construction of boundary fencing and structural improvements.

On May 14, 2002, the Company entered into an option to purchase real property for the plant site with a fair value of approximately $172,500. The option was for the purchase of approximately 23 acres within the Golden Prairie Industrial Park of the City of Garnett, Kansas for $1. On May 27, 2004, the Company gave notice of exercise of the option, and received title to the property on September 1, 2004.

During the year ended December 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV). The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380. The Company and VAV are negotiating settlement of this contract. The Company has a liability related to this agreement of $5,847 as of March 31, 2005.

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

The Company has entered into a design-build contract with ICM, Inc for a fixed price of $35,900,000, subsequently amended to $35,942,582, excluding certain owner furnished costs, pursuant to an agreement for the construction of the 35 million gallon annual capacity ethanol plant. As of March 31, 2005, the remaining obligation on the contract was approximately $5,048,540 and the Company had incurred costs of $30,894,042 of which $7,665,440 is included in accounts payable. The Company also has an accounts payable for time and materials construction totaling $1,047,376 as of March 31, 2005.

On September 3, 2004, the Company entered into an agreement with Antioch International, Inc. for design services related to the railroad spur for a fixed price of $32,486, subsequently amended to $50,876. As of March 31, 2005, the Company incurred costs under the contract of $50,876 and additional services of $18,063, of which $7,630 is included in accounts payable.

On November 12, 2004, the Company entered into a Trading Agreement with United Bio Energy Trading, LLC, an affiliated related party, in which United Bio Energy Trading, LLC will provide market information and consulting services for the Company. The Company anticipates that the term of the agreement will be for at least five years and will pay a monthly fee of $6,000.

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 96% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party. The terms of the agreement provide that United Bio Energy Fuels, LLC will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay United Bio Energy Fuels, LLC a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. United Bio Energy Fuels, LLC also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant. United Bio Energy Management, LLC is wholly owned by ICM, Inc. and Fagen, Inc. Accordingly, the Company may not be able to negotiate any further transactions at arms length, as the Company would be able to do with an independent party. The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005. For the period ended March 31, 2005, the Company incurred costs of $21,392 related to this agreement including reimbursable expenses which is included in accounts payable.

On February 24, 2005, the Company entered into a facility construction, ownership and operating agreement Southern Star Central Gas Pipeline. Inc. to construct, install, operate and maintain a measurement station capable of flowing natural gas in sufficient hourly quantities to meet the total daily requirements and design specifications requested by the Company. The Company will pay for the actual cost of construction of the facilities which is currently estimated to be $312,471 less the deposit of $25,000 already paid by the Company. As of March 31, 2005, the Company incurred and paid total costs of $312,471.

On February 28, 2005, the Company entered into an agreement with Kansas City Power & Light Company to provide electric utility service and install electrical facilities to the plant. The Company has agreed to have Kansas City Power & Light Company provide electric service to the plant for a term of fifteen years. In exchange for the installation of electrical facilities to the plant and the electric service agreement, the Company has agreed to pay Kansas City Power & Light Company $515,720 payable in five equal installments. In addition, the Company is liable for actual costs incurred that exceed $515,720 as a direct result of discovering rock during the installation of the facilities. However, the Company’s total liability for the project is limited to $813,837. As of March 31, 2005, the Company has recognized total cost of $515,720 with $412,576 included in accounts payable.

On March 25, 2005, the Company entered into an agreement with Gas Distribution Contractors to construct a connecting gas pipeline system that receives natural gas from Southern Star Central Gas Pipeline facilities and delivers this gas to the plant for a price of $39,000. As of March 31, 2005, no costs had been incurred under the contract.

EAST KANSAS AGRI-ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On March 30, 2005, the Company entered into two agreements with Kinder Morgan Interstate Gas Transmission LLC for discounted interruptible storage service of natural gas. The contracts provide for a maximum storage quantity totaling 191,500 dth for the period from April 1, 2005 through February 28, 2006 at a cost of $.0338 per dth daily average storage.

On March 31, 2005, the Company entered into an agreement with Shafer, Kline & Warren, Inc. to provide engineering services in connection with the construction of the natural gas pipeline system to the plant. The amount of the contract is for $16,000 plus reimbursable material and expenses. As of March 31, 2005, no costs had been incurred under the contract.

The Company has an agreement with the City of Garnett, Kansas to share the cost of certain highway improvements. Management estimates the obligation under this agreement will be approximately $135,000.

NOTE 8 -                      VALUE ADDED GRANT

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. For the period ended March 31, 2005, the Company did not qualify for any reimbursement of costs incurred. For the period from inception though March 31, 2005, the Company qualified for reimbursement of $450,000 of costs, of which $61,602 related to cost of raising capital and $333,492 was recorded as a reduction of start-up costs, and $54,906 reduced loan origination fees.

NOTE 9 -                      SUBSEQUENT EVENTS

On April 13, 2005, the Company closed on a real estate contract with an unrelated party to purchase land in Anderson County, Kansas. The sum of $90,000 was paid at the time of closing. The Company entered into a promissory note agreement in the amount of $90,000 with Patriots Bank to finance the purchase of the land. The entire principal amount along with accrued interest at 7% is due on June 12, 2005. The note is secured by a mortgage on real estate.

On April 18, 2005, the Company entered into an agreement with ICM, Inc. to provide services enumerated in the agreement related to a Safety and Health Program for the Company for the period from April 18, 2005 until November 11, 2005. The Company will pay $20,000 to ICM, Inc. related to this agreement.

As discussed in Note 2, the Company is undertaking a registered offering for additional membership units which became effective on April 20, 2005. As of May 13, 2005, we have received subscriptions for 6,899 units, for a total of $7,588,900, and have deposited subscription proceeds in the amount of $758,900 in our escrow account. We have not yet accepted any subscriptions for units related to this registered offering.

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

Overview

East Kansas Agri-Energy, LLC was formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett, Kansas. Subsequent to the end of the period covered by this report, we filed a Form 8-A registration statement with the Securities and Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit-holders.  In addition to filing periodic reports, we will now have to comply with the proxy and tender offer rules and our directors, officers and significant unit-holders will have additional reporting obligations.

We have begun construction of a corn- and milo-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide. Our plant is expected to have a capacity to produce 35 million gallons of denatured fuel-grade ethanol.  Our anticipated date of start-up of operations is currently June, 2005.

Our plant is expected to use field corn, which is a tall growing cereal grain containing both hard and soft starches. We also expect to use milo or grain sorghum which is a coarse annual cereal grass with large white or yellow grains. One bushel of milo produces approximately as much ethanol as one bushel of corn and the distillers grains produced from corn and milo has equivalent uses.

We expect that the project will cost approximately $46,793,000. This includes approximately $36,340,000 to build the plant. We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.

On November 23, 2004, we entered into a debt financing arrangement with Home Federal Savings Bank of Rochester, Minnesota consisting of a term loan of $26,000,000.  To supplement our debt financing and complete our capitalization plan we entered into a Unit Purchase and Redemption Agreement with ICM, Inc. of Colwich, Kansas and Fagen, Inc. of Granite Falls, Minnesota.  ICM, Inc. is the design/builder of our plant and Fagen, Inc. is the primary subcontractor. In the Unit Purchase and Redemption Agreement we agreed to issue up to 6,250 of our units to ICM, Inc. and Fagen, Inc. at a purchase price of $1,000 per unit in exchange for a combined capital contribution from them of up to $6,250,000. This is in addition to units already owned by ICM, Inc., Fagen, Inc. and related entities or individuals. We also agreed to redeem the 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  The redemption price will be $1,100 per unit if we are able to raise at least $6,875,000 in the registered offering.  Otherwise, the redemption price will be based on a current fair market value of the units. Pursuant to the Unit Purchase and Redemption Agreement, ICM, Inc. and Fagen, Inc. each purchased 3,125 units at a price of $1,000 per unit and units were issued on January 19, 2005. To raise the proceeds necessary to redeem the units in accordance with the terms of Unit Purchase and Redemption Agreement, we are now undertaking a second registered offering for additional membership units. Our registered offering became effective subsequent to the period covered by this report on April 20, 2005 and we began our efforts to sell the registered membership units shortly thereafter.  Investors have begun subscribing for units and we have deposited subscription proceeds in our escrow account. We have not yet issued units in this registered offering.

We have engaged United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC and United Bio Energy Trading, LLC to provide us services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management. These companies are owned by United Bio Energy, LLC of Wichita, Kansas. United Bio Energy, LLC was owned by an affiliate of ICM, Inc. and an affiliate of Fagen, Inc.  However, in April 2005, United Bio Energy, LLC announced its intention to merge with US BioEnergy Corporation of Brookings, South Dakota which builds and operates biofuel production facilities which may be in competition with our plant. We are highly dependent on United Bio Energy, LLC and its subsidiaries.  A merger between United Bio Energy, LLC and US BioEnergy Corporation could result in a conflict of interest with our company and adversely affect our ability to make a profit.

Plan of Operations for the Next 12 Months

In the next 12 months, we plan to focus on three primary activities: (1) completing construction of the plant, site development and permitting; (2) implementing our financing plan including the sale of additional equity in our second public offering and redemption of 6,250 units from ICM, Inc. and Fagen, Inc.; and (3) preparing for and commencing start-up operations.

Plant Construction, Site Development and Permitting

On September 28, 2004, we instructed ICM, Inc. to commence construction of the ethanol plant on our 59-acre site located in the Golden Prairie Industrial Park on the outskirts of Garnett, Kansas. ICM, Inc. is serving as the design/builder and Fagen, Inc. is serving as the principal subcontractor. In the first fiscal quarter we have spent significant funds on plant construction and equipment.  We expect to purchase additional equipment in the second fiscal quarter, all of which will be necessary for successful plant operations. We expect the plant to be substantially complete, which means ready for occupancy and ethanol production, in June of 2005.

We have been and will be required to make progress payments to ICM, Inc. based upon applications of payment made by ICM, Inc. for all work performed as of the date of the application. Initially we retained 10% of the amount submitted in each application for payment. However, when 50% of the work was completed, we stopped withholding a retainage amount. Once ICM, Inc. has substantially completed the project, we will make a payment to ICM, Inc. equal to 100% of the contract, less $500,000. We will also withhold amounts for any defective work. We will pay $250,000 of the $500,000 to ICM, Inc. once we are satisfied that ICM, Inc. has satisfied its obligations under the contract. We will pay the remaining $250,000 to ICM, Inc. after we receive a written emissions compliance report documenting compliance with the applicable atmospheric emission criteria.

The following chart summarizes our progress on the construction of our plant as of May 11, 2005.

Projects	Percentage of Completion
Install Dryer	100
Install Energy Center Structural Steel, Electrical, and Instrumentation	95
Install Distillers Dried Grains Equipment	100
Install Chiller and Master Control Center	100
Install Fermenters	100
Install Distillers	100
Process Building Structural Steel	100
Work on Electrical System	90
Erect office building	35
Install Cooling Tower	100
Install Piping for Fermentation	100
Set Distillers and Install Piping for them	100
Work on Alcohol Storage	50
Work on Energy Center	100
Install Centrifuges and Process Equipment	100
Install Piping, Electric, and Instrumentation for Piping	100
Work on Fermenters	100
Work on field-erected tanks	80
Work on Installation of Cooling Tower	100
Install Evaporators	100
Install Electric and Instrumentation of Distillers	100
Install Rail Spur	0
Install Pumps on Cooling Towers	40
Install Truck Scales	100
Complete Distillers Dried Grains Building	100
Train Plant Personnel	85
Complete Administration Building	35
Finalizing Project	80
Fire Loop	80
Roads	100

On November 18, 2004, we purchased approximately 19 acres of real estate in Anderson County, Kansas to allow the placement of a railroad spur from the proposed plant site to existing Union Pacific Railroad track in Garnett, Kansas. We purchased the real estate pursuant to an option at a price of $9,000 per acre. We obtained the option at a cost of $5,000. The real estate was used as a surface dumpsite many years ago resulting in the need to move and bury waste. The clean-up required has now been completed and paid for by grant funds applied for and received by the City of Garnett, Kansas.

On September 2, 2004, we finalized our purchase of 23 acres of land in the Golden Prairie Industrial Park on the edge of Garnett, Kansas where we are constructing our ethanol plant. Subsequent to the period covered by this report, on April 13, 2005, we purchased an additional 17 acres of real estate adjacent to the site where we are constructing our plant for a purchase price of $90,000.  We intend to use this land for our metering station and for a portion of our railroad spur.  In order to finance the purchase of this land, we obtained a loan from Patriots Bank in Garnett, Kansas for $90,000 at a fixed interest rate of 7% to be paid on June 12, 2005.  We granted a mortgage on the real estate to the bank to secure the loan.

Subsequent to the period covered by this report, on April 5, 2005, we received an easement from the State of Kansas in exchange for $1.00 which will allow us to construct and operate a railroad spur line across state park property owned by the State of Kansas.  However, we have not yet received the necessary approval from Union Pacific Railroad of our track plans and crossings. As such, it is unlikely our rail service will be operational when our plant begins production. We expect to be reliant upon trucks to transport grain and ethanol until our rail service is completed.  This may negatively affect our ability to make a profit due to the higher cost associated with transport by trucks.

We engaged Natural Resource Group of Minneapolis, Minnesota to coordinate and assist us with proper permitting. It submitted the application for the NPDES Wastewater Discharge Permit to the Kansas Department of Health and Environment (“KDHE”) and worked with the KDHE to modify the construction air permit previously issued for the ethanol plant to accommodate the anticipated increased production capacity of our ethanol plant. This approval of the modification was received from the KDHE on August 5, 2004.  On March 29, 2005, we entered into an agreement with Natural Resource Group to perform certain environmental services as we near our anticipated date for start-up of operations.  This includes the preparation of a Risk Management Plan, a Spill Prevention, Control and Countermeasures Plan, a Storm Water Pollution Prevention Plan and an Integrated Contingency Plan.  In exchange for these services, we expect to pay $14,200.

Before we can begin operations, we must comply with applicable Bureau of Alcohol, Tobacco, and Firearms regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked, or suspended. We have applied for an alcohol fuel producer’s permit and are working with the Bureau to obtain our permit.

Preparation for Plant Operations

We have entered into agreements for the operation of the ethanol plant with United Bio Energy Management, LLC; United Bio Energy Fuels, LLC; United Bio Energy Ingredients, LLC; and United Bio Energy Trading, LLC. United Bio Energy Management, LLC will manage the ethanol plant and United Bio Energy Fuels, LLC will provide us ethanol marketing services. United Bio Energy Ingredients, LLC will provide us distillers grains marketing and grain origination services. United Bio Energy Trading, LLC will provide us with overall risk management. In March 2005, United Bio Energy Management, LLC began providing us management services in exchange for payment as provided in our Management Agreement. We are very dependent on these companies. As a result, our agreements were not arms’ length transactions and may not be as favorable as those negotiated with an independent third party. Furthermore, an announced merger between United Bio Energy, LLC and US BioEnergy Corporation may adversely affect our project.

We engaged U.S. Energy Services, Inc. of Wayzata, Minnesota, to provide consulting and energy management services for supplies of electricity and natural gas.

Based on engineering specifications produced by ICM, Inc., the proposed plant will require electricity equal to approximately 20,000,000 kilowatt hours per year. We have entered into an agreement with Kansas City Power and Light Company to provide for our electricity needs. Kansas City Power and Light Company has agreed to provide electric utility service for a term of 15 years. They have also agreed to install facilities capable of providing such electrical service on or before May 1, 2005 in exchange for our payment of $515,720, payable in five installments. In addition, we have agreed to pay costs reasonably incurred as a result of discovery of rock, not to exceed $298,117. We expect to qualify for an economic development incentive which is expected to result in a discount on our purchase for electric services for the first five years. Based on an estimate of the load rate and usage we will require, we expect to pay per kWh on average approximately $0.0276 in year 1, $0.0295 in year 2, $0.0314 in year 3, $0.0335 in year 4 and $0.0335 in year 5. After year 5 the discount will no longer apply and we expect to pay $0.0394 per kWh thereafter. The actual amounts we pay may vary from our estimates.  Kansas City Power & Light Company is currently completing installation of the electric facilities and a back-up system has been installed pending this completion.

To access sufficient supplies of natural gas to operate the plant, an interconnection will be completed with Southern Star Central Gas Pipeline’s facilities. We have entered into an agreement with Southern Star Central Gas Pipeline to design and build a measurement station capable of flowing natural gas in sufficient hourly quantities to meet the total daily requirements indicated above and to construct, install, operate and maintain the side valve, orifice meter, regulation, flow computer, flow control, SCADA equipment, valves and other appurtenances necessary to tap the main line. We have agreed to pay actual costs of construction estimated at $312,471.  The plant will need natural gas odorization equipment, regulation equipment, and 1,000 feet or less of natural gas fuel line immediately downstream of Southern Star Central Gas Pipeline’s measurement station. We have engaged an engineering firm, Shafer, Kline & Warren, Inc., to design and construct these facilities.  Gas Distribution Contractors of Kansas City, Missouri will construct a connecting gas pipeline system from Southern Star Central Gas Pipeline’s facilities to our plant for a price of $39,000.  Subsequent to the period covered by this report, on April 15, 2005, we entered into an agreement for certain services related to natural gas with Kansas Municipal Utilities of McPherson, Kansas.  On March 30, 2005 we executed two Interruptible Storage and Service Agreements with Kinder Morgan Interstate Gas Transmission, LLC, which run through February 28, 2006.

We have signed an agreement with U.S. Water Services for the provision of water treatment chemicals and services for a price of $84,633 annually and a one time fee of $10,000.

We also intend to execute an agreement with ICM, Inc. for the purchase of a steam turbine generator. We expect to sign a promissory note for $1,760,274 at an interest rate of 1% plus the prime rate payable to ICM, Inc. We expect that the note will call for installment payments with the balance due on July 1, 2008. We also intend to grant

ICM, Inc. a security interest in the generator. We expect that the generator will generate approximately 68% of the plant’s electricity needs and anticipate that the generator will result in energy savings.

We also plan to market and distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production. On January 28, 2004, we entered in to a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey. The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant. The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant. We expect to lease a parcel of our land adjacent to our ethanol plant to BOC Group, Inc. for construction of the liquefaction plant. The letter of intent has been extended by agreement of the parties to up to and including May 13, 2005. We expect that this will be extended by mutual agreement of the parties. We are currently negotiating a legally binding contract with BOC Group, Inc. However, there is no guarantee that a final contract will be executed or that it will be executed upon terms as favorable as those currently anticipated. If we do execute a final contract, it is likely that the sale of carbon dioxide will not begin until at least Spring 2006 or later.

Subsequent to the period covered by this report, on April 25, 2005 we entered into an agreement with Pearson Risk Consulting to provide risk management services.  As part of this agreement, Pearson Risk Consulting agreed to develop and maintain our insurance program, interview and select brokers to implement the program, assist in maintaining fire protection standards, develop and maintain risk-sharing methods, and inform us of risk management issues in exchange for payment of $3,750 for the period of April 11 through November 11, 2005.  In addition, we have obtained property, casualty, automobile, general liability, umbrella liability, pollution and workers compensation insurance coverages through November 11, 2005.

We have engaged ICM, Inc. to provide certain safety and health program materials related to our plant and its employees in exchange for payment of an aggregate fee of $20,000.

Administration and Employees

We currently have an office staff comprised of two full-time and two part-time employees.  One of the full-time employees, Jill Zimmerman, is also our Treasurer, principal financial officer and member of the company.  We have executed an employment agreement with Jill Zimmerman.  The term of this agreement was extended through July 1, 2005.  Before we begin operations, we expect to employ a controller and a total of approximately four secretary/clerical personnel.  Subsequent to the date of this report, our manager, United Bio Energy Management, LLC, who has the primary responsibility for hiring of employees, has hired the majority of our production employees many of whom are currently participating in job training in anticipation for the start-up of operations.  Subsequent to the period covered by this report, on May 5, 2005, we entered into an employment agreement with our plant manager, Derek Peine, wherein we agreed to pay him a base salary and a one-time payment for moving expenses.  He will also be eligible for an annual bonus based on achievement of certain performance conditions.

Under our Management Agreement, United Bio Energy Management, LLC hires and employs our general manager and our distillers grains manager.  In anticipation of our expected start-up of operations in June 2005, United BioEnergy Management, LLC has selected a general manager and a distillers grain merchandiser for our plant who have begun working on our project.

The following table represents positions within the plant and the minimum number of individuals we expect will occupy each position prior to start-up of operations:

Position	# Employed
General Manager	1
Plant Manager	1
Distillers Grains Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Revenues

As we transition in the next fiscal quarter from a development-stage company to an operating company, our revenues will consist of sales of ethanol and distillers grains.  We expect ethanol sales to constitute the bulk of our revenues.  The supply of ethanol is currently outpacing ethanol demand.  Recent market values for ethanol have fallen 30% to 40% from the values experienced in the last quarter.  Demand increases may continue to lag production maintaining downward pressure on ethanol prices in the short to mid term.  Based upon the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect a return to strong ethanol prices in the short to mid term.  Areas where demand may increase are new markets in Atlanta, Nashville, Baton Rouge and Houston.  Minnesota may also generate additional demand because the Minnesota legislature has passed legislation mandating a 20% ethanol blend in its gasoline by the year 2013.

Potential increases in demand do not include national implementation of a Renewable Fuels Standard or similar legislation, which could cause increases in demand to be greater than currently projected.  If the use of MTBE is phased out on a national level in the next few years and the reformulated gasoline oxygenate requirement remains unchanged, the anticipated growth may yield a doubling of ethanol demand much sooner than currently anticipated.  However, even as new markets develop, the industry continues to grow rapidly and national production is expected to rise by 750,000 gallons over the next year from 3.4 billion gallons to 4.15 billion gallons annually.  In addition, none of these new markets is assured nor is the timing of any other new demand in the ethanol industry.

We currently benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for our ethanol.  In March 2005, a bi-partisan bill containing a proposed Renewable Fuels Standard (“RFS”) was introduced in the U.S. Senate.  The RFS bill would require the use of 4 billion gallons of renewable fuels in 2006 increasing to 8 billion gallons by 2012.  The bill is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  In addition, the bill eliminates the reformulated gasoline (“RFG”) oxygenate standard, enhances RFG air quality requirements and improves the credit and waiver provisions of the RFS package.  There is no assurance or guarantee that Congress will pass RFS legislation or that any RFS legislation approved by Congress will contain provisions sufficiently favorable to the ethanol industry to cause a sustainable increase in ethanol demand.

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

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our revenues, profit margin and ability to maintain positive cash flows.

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

Trends and Uncertainties Impacting the Natural Gas Markets and Our Future Cost of Goods Sold

As we transition from a development-stage company to an operational company in the next fiscal quarter, natural gas will be an important input commodity to our manufacturing process.  We will use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Dry distiller’s grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida.  Recently, the price of natural gas has risen along with other energy sources.  Natural gas prices are considerably higher than the 10-year average.  We look for continued volatility in the natural gas market, led mainly by the speculators who are taking advantage of this market, and any increases in the price of natural gas will increase our cost of production and negatively impact our profit margins.  We have secured an energy consultant for our natural gas, and will work with them to develop ways to protect our business against adverse price risk.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of $90,041 and total current assets of $192,046. We sold units in our initial public offering with a price of $13,457,000 and raised an additional $610,000 in seed capital. We raised an additional $6,250,000 in a combined capital contribution from ICM, Inc. and Fagen, Inc. These funds are being used to finance construction of the ethanol plant. Subsequent to March 31, 2005, we expect to sell additional units as part of our second public offering which became effective on April 20, 2005, but we have not yet completed the sale of these units.

As of March 31, 2005, we had current liabilities of $10,294,881 consisting primarily of our accounts payable. Since our inception through March 31, 2005, we have an accumulated deficit of $1,668,416. We have reduced members’ equity by $264,129, the amount of the prepaid offering costs related to our initial public offering. Total members’ equity as of March 31, 2005, was $19,288,584. Since our inception, we have generated no revenue from operations. For the fiscal quarter ended March 31, 2005, we have a net loss of $149,435 primarily due to start-up business costs.

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts could differ from the estimates used.

Debt Financing

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

During the construction phase, we will make monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. The construction phase shall end no later than September 1, 2005. Following construction completion, the loan will be segmented into two loans (1) a $21,000,000 conventional term loan, and (2) a $5,000,000 USDA 80% guaranteed loan. The $5,000,000 USDA guaranteed loan will have an amortization period and maturity date of 10 years. We will make monthly payments of principal and interest on the $5,000,000 loan at a variable interest rate of prime plus 1.25%. This variable rate will be adjusted quarterly. The $21,000,000 conventional loan will have an amortization period of 10 years but will mature at the end of 5 years. We will make monthly payments of principal and interest on the $21,000,000 loan at a variable rate equal to prime plus 1.75% with a floor of 6%.

Under the Credit Agreement, we agreed to pay an origination fee of $367,750 to Home Federal Savings Bank, an $80,000 origination fee for the USDA loan guarantee and a $30,000 annual administration fee related to the credit facility. The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

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

We will be subject to certain financial loan covenants consisting of minimum working capital, minimum fixed coverage, minimum current ratio, minimum net worth and maximum debt/net worth covenants during the term of the loan. We will also be prohibited from making distributions to our members, however, we will be allowed to distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.

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

Subsequent to the period covered by this report, on April 13, 2005, we entered into a promissory note with Patriots Bank in Garnett, Kansas in the amount of $90,000 payable at a fixed interest rate of 7% to be paid on June 12, 2005.  We used these funds to purchase additional real estate adjacent to our plant site. We also granted a mortgage on this real estate to the bank to secure the loan.

Raising Additional Capital

We have issued units to ICM, Inc. and Fagen, Inc. in exchange for their combined capital contribution of $6,250,000. Pursuant to a Unit Purchase and Redemption Agreement executed with ICM, Inc. and Fagen, Inc., we have agreed to redeem the 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  The redemption price will be $1,100 per unit if we are able to raise at least $6,875,000 in the registered offering.  Otherwise, the redemption price will be based on a current fair market value of the units. These units are currently included in equity but will be accounted for as a liability upon satisfaction of the contingencies related to the redemption of the units until such time as the units are redeemed. To raise the proceeds necessary to redeem the units in accordance with the terms of Unit Purchase and Redemption Agreement, we are now undertaking a registered offering for additional membership units. Our registered offering became effective on April 20, 2005 and we began our efforts to sell the registered membership units shortly thereafter.  As of May 13, 2005, we have received subscriptions for 6,899 units and have deposited subscription proceeds in the amount of $758,900 in our escrow account which represents approximately 10% of the total subscription price. We have not yet issued units in this registered offering.

To the extent that we obtain proceeds of less than $6,875,000 in the registered offering, we intend to redeem the units through a distribution of our net cash flow from operations at a redemption price equal to the fair market value of the units as of the date of the redemption. The amount of yearly net cash flow available for redemption will be subject to a reduction due to distributions to our members (including ICM, Inc. and Fagen, Inc.) in an aggregate amount equal to 40% of our net income for the purpose of paying income taxes related to the ownership of our units. The amount of yearly net cash flow available for redemption will be subject to a further reduction equal to the greater of 75% of any Commodity Credit Corporation Bio Energy income payments we receive during such year or 25% of our free cash flow. Any redemption of our units by us is further subject to the terms and conditions of any and all debt financing agreements executed between our lenders and us.

In connection with the capital contribution by ICM, Inc. and Fagen, Inc., we amended our Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to our board of directors, subject to our ability to terminate one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. Two of our initial directors resigned from our board in January 2005, and ICM, Inc. and Fagen, Inc. appointed their three directors on February 1, 2005.

Grants, Government Programs and Tax Rebates

We received a Value-Added Agricultural Product Market Development Grant of $450,000 from the USDA, which is a matching grant to be used for start-up costs. We have applied with the City of Garnett, Kansas under the Neighborhood Revitalization Program for a rebate of any additional property taxes attributable to our site improvements. The City of Garnett, Kansas was awarded an Economic Development grant and loan through the U.S. Small Cities Community Development Block Program for $750,000 to assist with water infrastructure improvements at the plant site. The City has also received approval from the Kansas Department of Transportation for grant funds to assist with highway improvements. The program provides that the state will contribute 85% of the actual project construction and engineering costs. We have entered into an agreement with the City of Garnett, and Anderson County to share equally the total remaining funds that will be required which has been estimated at a total of $400,000. We have agreed to pay one-third of this obligation in installment payments.  Our portion of this obligation is estimated at approximately $135,000.

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

(1)                                  These units are subject to our redemption obligations described in MANAGEMENT’S DISCUSSION AND ANALYSIS: PLAN OF OPERATIONS.

Use of Funds

We expect the total funding required for the plant to be $46,793,000. We estimate that we will need approximately $36,340,000 to construct the plant, which includes the $35,900,000 payable to ICM, Inc. under the design/build agreement, and a total of approximately $10,453,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue. We expect to pay approximately $42,000 for the construction of our administration building due to an increase in costs related to revisions to the original design. We expect to pay this increased costs out of proceeds from our second public offering or operating revenue. We do not expect the construction of our administration building to be completed at the time our ethanol plant commences operations.

Based upon initial registered offering proceeds of $13,457,000, seed capital proceeds of $610,000, additional equity from ICM, Inc. and Fagen, Inc. of $6,250,000, a term loan of $26,000,000, and grant financing of $476,000, we expect that we will have approximately $46,793,000 of debt and equity available which would provide us with sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.  We expect to incur significant expenses related to start-up of operations as we move from a development stage company and become operational in the next fiscal quarter.

The following is our estimate of our costs and expenditures through commencement of operations. These estimates are based upon consultation with ICM, Inc. and Fagen, Inc. It is only an estimate and our actual expenses could be much higher due to a variety of factors including those described elsewhere in this prospectus.

USE OF FUNDS

Plant construction	$36,340,000
Land & site development costs	1,510,000
Railroad	1,500,000
Fire Protection / Water Supply	280,000
Construction insurance costs	96,000
Construction contingency	582,000
Capitalized interest	350,000
Rolling stock	190,000
Start up costs:
Financing costs	578,000
Organization costs	1,002,000
Pre Production period costs	385,000
Spare parts—process equipment	250,000
Working capital	1,900,000
Inventory—corn and milo	830,000
Inventory—chemicals and ingredients	250,000
Inventory—Ethanol and DDG	750,000
Total	$46,793,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than those described in the notes to our Financial Statements as of March 31, 2005.

Item 3.  Controls And Procedures

Our management, including our President (the principal executive officer), William Pracht, and our Treasurer (the principal financial officer), Jill Zimmerman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission except that our management has noted the following material weaknesses in our internal controls for the period covered by this report: 1) there is a lack of segregation of duties due to the limited number of personnel involved in processing of accounting data; 2) certain costs were expensed instead of capitalized; and 3) disclosures included in the notes to the draft financial statements prepared by the Company included incorrect information. Corrections to the draft financial statements were made and the correct information is reflected in the Unaudited Financial Statements of March 31, 2005 included herein.

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

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We previously disclosed on Form 8-K filed October 15, 2004 the unregistered sale of our units to ICM, Inc. and Fagen, Inc. pursuant to the Unit Purchase and Redemption Agreement entered into on October 11, 2004.  The units were issued to ICM, Inc. and Fagen, Inc. in exchange for their combined capital contribution of $6,250,000 on January 19, 2005. Pursuant to the Unit Purchase and Redemption Agreement, we have agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  The redemption price will be $1,100 per unit if we are able to raise at least $6,875,000 in the registered offering.  Otherwise, the redemption price will be based on a current fair market value of the units.

Use of Proceeds

The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-96703) effective on January 24, 2003.  We commenced our public offering shortly thereafter.

The following is a breakdown of membership units registered and the membership units sold in that offering:

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

In addition to the units sold, we issued a total of thirty membership units for compensation.  Jill Zimmerman, a full time employee who is also our Treasurer, principal financial officer and a member, was awarded five membership units as part of her bonus for services related to our development and financing.  We awarded ten units to our employee and project coordinator, Diane Allen, as part of her bonus.  Finally, we issued fifteen units to a former project coordinator, Bill Barnes, in exchange for amounts previously owed for services.

We released funds from escrow and issued 13,487 units in the Company, including 13,457 units sold in our offering and an additional thirty units issued for compensation.  As of March 31, 2005, we had used net offering proceeds of approximately $12,488,447 for construction of plant, building and facilities, $75,000 for repayment of indebtedness, $570,653 for financing costs and $322,900 for operating expenses.  All of these payments were direct or indirect payments to others.

On December 16, 2004, we filed a registration statement on Form SB-2 (Commission File 333-121323).  The Securities and Exchange Commission declared our registration statement effective on April 20, 2005.  We commenced our public offering shortly thereafter.  We are currently offering units at a minimum aggregate price of $2,000,900 and a maximum aggregate price of $10,000,100.  We intend to use the proceeds of the registered offering to redeem units from ICM, Inc. and Fagen, Inc. in accordance with our agreement and retain the balance of any proceeds for working capital.  As of March 13, 2005, we have received subscriptions for 6,899 units and have deposited subscription proceeds in the amount of $758,900 in our escrow account which represents approximately 10% of the total subscription price.  As of May 13, 2005 we have not yet completed any sales of securities in this registered offering.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
10.1

Facility Construction, Ownership and Operating Agreement dated February 24, 2005, between East Kansas Agri-Energy, LLC and Southern Star Central Gas Pipeline, Inc. previously submitted as an Exhibit to registrant’s Pre-Effective Amendment No. 3 filed on April 19, 2005 and incorporated by reference herein.

10.2

Service Agreement dated February 28, 2005 between East Kansas Agri-Energy, LLC and Kansas City Power & Light Company previously submitted as an Exhibit to registrant’s Pre-Effective Amendment No. 3 filed on April 19, 2005 and incorporated by reference herein.

10.3

U.S. Water Services Agreement between East Kansas Agri-Energy, LLC and US Water Services previously submitted as an Exhibit to registrant’s Pre-Effective Amendment No. 3 filed on April 19, 2005 and incorporated by reference herein.

10.4

Real Estate Contract dated February 16, 2005 between East Kansas Agri-Energy, LLC and City of Garnett, KS previously submitted as an Exhibit to registrant’s Pre-Effective Amendment No. 3 filed on April 19, 2005 and incorporated by reference herein.

10.5	Letter Agreement with Derek Peine dated May 5, 2005.

31.1	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date:	May 16, 2005	/s/ William Pracht
WilliamPracht
President (Principal Executive Officer)

Date:	May 16, 2005	/s/ Jill Zimmerman
Jill Zimmerman
Treasurer (Principal Financial and Accounting Officer)