Form 10QSB
period 2005-06-30
EAST KANSAS AGRI ENERGY LLC
filed 2005-08-15
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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

(785) 448-2888
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒  Yes                ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of August 12, 2005, there were 23,798 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):                ☐  Yes                ☒  No

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

EAST KANSAS AGRI-ENERGY, LLC

BALANCE SHEET (UNAUDITED)

JUNE 30, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$323,358
Trade accounts receivable - related party	707,710
Incentive receivable	104,717
Inventory	1,209,381
Investment in commodity contracts	84,855
Prepaid offering costs	159,428
Prepaid expense	105,797
Total current assets	2,695,246

PROPERTY, PLANT AND EQUIPMENT
Land	280,322
Land improvements	1,730,317
Office equipment	160,533
Manufacturing buildings and equipment	39,850,672
Vehicles	22,476
Construction in progress	2,055,224
44,099,544
Less accumulated depreciation	(129,584)
Total property, plant, and equipment	43,969,960

OTHER ASSETS
Financing costs	577,527
577,527
Total assets	$47,242,733

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,041,863
Accounts payable
Trade	939,461
Related parties	2,707,039
Accrued payroll, taxes and withholdings	37,685
Accrued interest	61,461
Total current liabilities	4,787,509
LONG-TERM DEBT (less current maturities)	24,177,885

MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 20,957 units issued and outstanding as of June 30, 2005	20,957,000
Retained earnings (accumulated deficit)	(2,679,661)
Total members’ equity	18,277,339
Total liabilities and members’ equity	$47,242,733

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

REVENUE
Related parties	$738,982	$738,982	$—	$—
Incentive funds	104,717	104,717	—	—
	843,699	843,699

COST OF SALES	(988,606)	(988,606)	—	—

GROSS PROFIT	(144,907)	(144,907)	—	—

OPERATING EXPENSES
General and administrative expenses	47,380	47,380	—	—
Start-up expenses	775,770	926,057	53,117	134,001
	823,150	973,437	53,117	134,001

OTHER INCOME (EXPENSE)
Interest income	30	882	16,051	26,375
Interest expense	(45,418)	(45,418)	(1,251)	(2,470)
Other income	2,200	2,200	—	—
	(43,188)	(42,336)	14,800	23,905

NET (LOSS)	$(1,011,245)	$(1,160,680)	$(38,317)	$(110,096)

BASIC AND DILUTED LOSS PER UNIT	$(48)	$(57)	$(3)	$(15)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	20,957	20,335	12,707	7,531

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,160,680)	$(110,096)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	122,766	1,640
Non-cash compensation for capital units	—	30,000
(Increase) decrease in current assets
Accounts receivable	(707,710)	(28,514)
Incentive receivable	(104,717)	—
Inventory	(1,209,381)	—
Commodity contracts	(84,855)	—
Grants receivable	54,906	—
Prepaid expense	(100,859)	(6,017)
Interest Receivable	—	(17,765)
Increase (decrease) in current liabilities:
Accounts payable	1,216,061	59,279
Accrued expenses	57,302	4,606
NET CASH USED IN OPERATING ACTIVITIES	(1,917,167)	(66,867)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(33,413,116)	(11,651)
Purchase of land and land option payments	(90,000)	(10,001)
NET CASH USED IN INVESTING ACTIVITIES	(33,503,116)	(21,652)
CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(134,338)	(1,260)
Payment of financing fees	(25,097)	(31,750)
Proceeds from notes payable	90,000	—
Repayment of notes payable	(90,000)	—
Proceeds from long-term debt	23,442,257	—
Proceeds from units subject to redemption	6,250,000	—
Capital contributions	—	11,707,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,532,822	11,673,990
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,887,461)	11,585,471
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,210,819	42,587
CASH AND CASH EQUIVALENTS, END OF PERIOD	$323,358	$11,628,058

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED) (page 2)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $248,674 for 2005	$1,174	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Deferred offering costs incurred	$25,090	$—

Financing costs incurred	$45	$—

Property, plant, and equipment costs incurred	$2,298,343	$76,752

Accrued interest payable capitalized	$17,217	$—

Property, plant, and equipment financed by a note payable	$1,760,274	$—

Cost of raising capital reclassified to members’ equity	$—	$264,129

Capital contributions issued for compensation
Expensed during the 6 months ended June 30, 2004	$—	$15,000
Liability converted to capital units	—	15,000
	$—	$30,000

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a Kansas limited liability company) located in Garnett, Kansas, was organized to own and operate a 35 million gallon ethanol plant with distribution within the United States. East Kansas Agri-Energy, LLC (the Company) was formally organized as a limited liability company as of October 16, 2001. Prior to that date the Company operated as a general partnership with no formal partnership agreement. The Company began its principal operations in June 2005.  Prior to that date, the Company was considered to be in development stage.

Basis of Accounting

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the six months ended June 30, 2005 and 2004, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004.

Accounts receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.  Management believes all receivables will be collected and therefore the allowance has been established to be zero at June 30, 2005.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful.  Receivables are considered past due based upon payment terms set forth at the date of the related sale.  The Company has no receivables accruing interest at June 30, 2005.

Prepaid offering costs

Costs incurred related to the sale of units are recorded as prepaid offering costs until the related units are issued. Upon issuance of units offering costs are deducted from additional paid-in capital, with any remaining amount applied to retained earnings.  Offering costs include direct costs related to the offering such as legal fees, cost of meetings and materials and related costs associated with the Company’s private offering and initial public offering.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from the estimates used.

Earnings Per Unit

Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. As of June 30, 2005, there was not a difference between basic and diluted earnings per unit since calculation of diluted earnings per unit for the effect of units subscribed but not issued would have been anti-dilutive.

Stock based compensation

The Company records stock based compensation based on the fair value of the units issued for the compensation.

General and administrative expenses

The primary components of general and administrative expenses are management fees, insurance expense and payroll.

Cost of revenues

The primary components of cost of sales from the production of ethanol and related products are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), labor and depreciation on process equipment.

Shipping and handling

Shipping and handling costs are expensed as incurred and are included in the cost of goods sold.

NOTE 2 -                INCENTIVE RECEIVABLE

Revenue from federal and state incentive programs is recorded when the Company has produced or sold the ethanol and satisfied the reporting requirements under each applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.

The amount of incentives receivable at June 30, 2005, are as follows:

Federal	$104,717
Kansas	—

Total	$104,717

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 -                PROPERTY AND EQUIPMENT

The Company initiated operations on June 15, 2005.  As a result, the period ended June 30, 2005 is the initial period for depreciation.  Machinery, equipment, land improvements and buildings are depreciated over their estimated economic lives ranging from 5 to 39 years.

NOTE 4 -                INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.

Inventory consists of:

Raw Material	$695,610
Work in Progress	191,841
Finished Goods	321,930

$1,209,381

NOTE 5 -                INVESTMENT IN COMMODITY CONTRACTS

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

The Company enters into short-term cash grain, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. All derivatives are designated as non-hedge derivatives. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.

During the period ended June 30, 2005 this activity resulted in net gains (losses) of $(28,495) which is reported in cost of sales.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 -                UNITS SUBJECT TO REDEMPTION

On October 11, 2004, the Company executed a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. in which the Company agreed to issue a total of 6,250 units to them in exchange for their combined capital contribution of $6,250,000. The Company also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a future registered offering or, to the extent the future offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions. The redemption price will be $1,100 per unit if the Company is able to raise at least $6,875,000 in the future offering. Otherwise, the redemption price will be based on a current fair market value of the units. In connection with this capital contribution, the Company amended the Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to the Company’s board of directors, subject to the Company’s ability to terminate one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. On January 19, 2005, the Company closed on the purchase of these units by ICM, Inc. and Fagen, Inc. and issued 3,125 units to Fagen, Inc. and 3,125 units to ICM, Inc. at a purchase price of $1,000 per unit. The purchases were made with cash and the total amount of cash consideration for those securities was $6,250,000.

On December 16, 2004, the Company filed a registration statement on Form SB-2 (Commission File 333-121323) with pre-effective amendments to the registration statement on February 1, 2005, April 6, 2005 and April 19, 2005, which became effective April 20, 2005.

The Company is offering units at an aggregate minimum price of $2,000,900 and an aggregate maximum price of $10,000,100 and intends to use the proceeds of the registered offering to redeem units from ICM, Inc. and Fagen, Inc. in accordance with the agreement and retain the balance of any proceeds for working capital. Upon completion of the offering and resolution of contingencies related to the unit purchase and redemption agreement, these units will be accounted for as a liability until repaid.

NOTE 7 -                LONG-TERM DEBT

Long-term obligations of the Company are summarized as follows at June 30, 2005:

Construction note payable - see below	$23,459,474
Equipment note payable - related party	1,760,274
Less current portion	(1,041,863)
Long-term portion	$24,177,885

The estimated maturities of long-term debt at June 30, 2005, assuming the entire amount available under the construction financing is drawn on September 1, 2005, when it is converted to term loans are as follows:

Years Ending	Amount

2005	$1,041,863
2006	2,479,303
2007	2,624,245
2008	2,633,608
2009	2,361,552
Thereafter	16,619,704
$27,760,275

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

At June 30, 2005 the Company had $2,540,526 available to borrow under the Credit Agreement.

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

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company will also be subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company will also be prohibited from making distributions to their members; however, the Company will be allowed to distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year. The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.

After the construction phase, the Company will only be allowed to make annual capital expenditures up to $400,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.

On May 10, 2005 the Company entered into a contract with ICM, Inc. to purchase a steam turbine electric generator for $1,760,274.  The note is payable in quarterly installments of $146,689.50 plus interest at a variable rate of prime plus 1%, starting October 1, 2005 and maturing July 1, 2008.  The variable interest rate will be adjusted quarterly on the first day of January, April, July and October.  The note is secured by the equipment.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 -                MEMBERS’ EQUITY

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

The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the board of directors in its sole discretion, and then shall be distributed from time to time to the Members in proportion to their respective percentage units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, and if the Company would be in violation of any loan agreement, if the Company’s total assets would be less than the sum of its total liabilities.

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

In addition to transactions discussed in Note 6, the Company issued during 2004 a total of 30 units for compensation. The former project coordinator received 15 units in exchange for amounts previously owed for services.

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

The Company has entered into a Unit Purchase and Redemption Agreement for membership units with Fagen, Inc. and ICM, Inc. See Note 6.

Upon issuance of the units related to the initial public offering, costs related to the issuance of the units of $264,129 was charged to members’ equity.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As discussed in Note 6, the Company is undertaking a registered offering for additional membership units which became effective on April 20, 2005. As of June 30, 2005 we have received subscriptions for 12,134 units, for a total of $13,347,400, and have deposited subscription proceeds in the amount of $7,753,010 in an escrow account. At June 30, 2005, we have not yet accepted any subscriptions for units related to this registered offering.

On July 14, 2005, we have received additional subscriptions for 20 units, for a total of $22,000, and have deposited subscription proceeds in the amount of $22,000 in an escrow account.

NOTE 9 -                CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at two financial institutions in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

NOTE 10 -         RELATED PARTY TRANSACTIONS

The former project coordinator (Note 8) purchased membership units during the period ended December 31, 2002.

Other agreements with related parties and affiliates are discussed in Note 11.

NOTE 11 -         COMMITMENTS AND CONTINGENCIES

The Company has entered into an option agreement to purchase approximately 10 acres of land. The option was originally purchased for $5,000, plus $5,000 for an extension during 2003, and provides for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. The option was extended to September 1, 2004 and the Company paid an additional $5,000 for the extension. On September 1, 2004, the option was extended until such time as closing on the property would occur. The purchase price of the land will be reduced by amounts previously paid for the option and extension. On November 17, 2004, the Company exercised the land option and purchased approximately 19 acres of real estate in Anderson County, Kansas. The Company paid $170,010, which excluded the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. Previous deposits totaling $20,000 were applied to the purchase price of the land and a sum of $150,010 was paid at closing. During the period ended June 30, 2005, the Company incurred costs totaling $20,311 for construction of boundary fencing and structural improvements.

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

During the year ended December 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV). The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380. The Company and VAV are negotiating settlement of this contract. The Company has a liability related to this agreement of $5,847 as of June 30, 2005.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company has entered into a design-build contract with ICM, Inc. for a fixed price of $35,900,000, subsequently amended to $35,977,582, excluding certain owner furnished costs, pursuant to an agreement for the construction of the 35 million gallon annual capacity ethanol plant. As of June 30, 2005, the remaining obligation on the contract was approximately $500,000 and the Company had incurred and paid for costs of $35,477,582. The Company also has an accounts payable for time and materials construction totaling $1,276,148 as of June 30, 2005.

On September 3, 2004, the Company entered into an agreement with Antioch International, Inc. for design services related to the railroad spur for a fixed price of $32,486, subsequently amended to $50,876. As of June 30, 2005, the Company incurred and paid for costs under the contract of $50,876 and additional services of $30,214, of which $2,050 is included in accounts payable.

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

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant. United Bio Energy Management, LLC is wholly owned by ICM, Inc. and Fagen, Inc. Accordingly, the Company may not be able to negotiate any further transactions at arms length, as the Company would be able to do with an independent party. The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005. For the period ended June 30, 2005, the Company incurred costs of $83,891 related to this agreement including reimbursable expenses, of which 20,833 is in accounts payable.

On February 24, 2005, the Company entered into a facility construction, ownership and operating agreement with Southern Star Central Gas Pipeline. Inc. to construct, install, operate and maintain a measurement station capable of flowing natural gas in sufficient hourly quantities to meet the total daily requirements and design specifications requested by the Company. The Company will pay for the actual cost of construction of the facilities which is currently estimated to be $312,471 less the deposit of $25,000 already paid by the Company. As of June 30, 2005, the Company incurred and paid total costs of $312,471.

On February 28, 2005, the Company entered into an agreement with Kansas City Power & Light Company to provide electric utility service and install electrical facilities to the plant. The Company has agreed to have Kansas City Power & Light Company provide electric service to the plant for a term of fifteen years. In exchange for the installation of electrical facilities to the plant and the electric service agreement, the Company has agreed to pay Kansas City Power & Light Company $515,720 payable in five equal installments. In addition, the Company is liable for actual costs incurred that exceed $515,720 as a direct result of discovering rock during the installation of the facilities. However, the Company’s total liability for the project is limited to $813,837. As of June 30, 2005, the Company has recognized and paid the total cost of $515,720.

On March 25, 2005, the Company entered into an agreement with Gas Distribution Contractors to construct a connecting gas pipeline system that receives natural gas from Southern Star Central Gas Pipeline facilities and delivers this gas to the plant for a price of $39,000. As of June 30, 2005, the Company had incurred costs of $43,503 under the contract which is included in accounts payable.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On March 30, 2005, the Company entered into two agreements with Kinder Morgan Interstate Gas Transmission LLC for discounted interruptible storage service of natural gas. The contracts provide for a maximum storage quantity totaling 191,500 dth for the period from April 1, 2005 through February 28, 2006 at a cost of $.0338 per dth daily average storage.

On March 31, 2005, the Company entered into an agreement with Shafer, Kline & Warren, Inc. to provide engineering services in connection with the construction of the natural gas pipeline system to the plant. The amount of the contract is for $16,000 plus reimbursable material and expenses. As of June 30, 2005, $32,579 had been incurred under the contract and is included in accounts payable.

The Company has an agreement with the City of Garnett, Kansas to share the cost of certain highway improvements. Management estimates the obligation under this agreement will be approximately $135,000.

On April 18, 2005, the Company entered into an agreement with ICM, Inc. to provide services enumerated in the agreement related to a Safety and Health Program for the Company for the period from April 18, 2005 until November 11, 2005. The amount due to ICM, Inc. related to this agreement is $20,000.  As of June 30, 2005 costs of $20,000 had been incurred and paid under the contract.

The Company had an agreement with a member in which the Company would construct a pond on the member’s property in exchange for the Company’s unlimited use of dirt from this same property.  The Company has now agreed to pay a cash settlement to the member instead of constructing the pond.  At June 30, 2005, management has estimated that the amount of the settlement will be approximately $300,000.

The Company is negotiating with the City of Garnett to issue Industrial Revenue Bonds in the amount of $50,000,000 and $525,000.  The $50,000,000 bond issue will be purchased by the Company and is being sought to receive a property tax exemption.  The $525,000 bond will be used to finance the waste water project. At June 30, 2005 no commitments have been made on either bond issue.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending June 30,

2006	$919,691
2007	664,108
2008	664,108
2009	664,108
2010	562,775
Thereafter	1,628,522

$5,103,312

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 12 -         VALUE ADDED GRANT

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. For the six months ended June 30, 2005 the Company did not qualify for any reimbursement of costs incurred. For the six months ended June 30, 2004 the Company qualified for reimbursement of $132,149 of which $1,409 related to cost of raising capital.

NOTE 13 -         SUBSEQUENT EVENTS

As of July 20, 2005, the Company accepted subscriptions for 9,091 units for a total of $10,000,100 and declined subscriptions for 3,063 units for a total of $3,369,300.

On August 1, 2005 the Company repurchased the units subject to redemption (Note 6) from ICM, Inc. and Fagen, Inc. for $6,875,000.

The Company has agreed in principle to incur approximately $1,500,000 for additional work on the railroad spur project.

Item 2.           Management’s Discussion And Analysis

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•                  Changes in the availability and price of corn;

•                  Increases or decreases in the supply and demand for ethanol;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Delays in plant construction or increases in the cost of construction;

•                  Changes in interest rates or the availability of credit;

•                  Changes in our business strategy, capital improvement or development plans;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability and price of natural gas;

•                  Increases or decreases in the supply and demand for distiller grains; and

•                  Changes and advances in ethanol production technology.

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

Overview

East Kansas Agri-Energy, LLC was formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett, Kansas. On April 29, 2005, we filed a Form 8-A registration statement with the Securities and Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit-holders.  In addition to filing periodic reports, we will now have to comply with the proxy and tender offer rules and our directors, officers and significant unit-holders will have additional reporting obligations.

On October 11, 2004, to supplement our debt financing and complete our capitalization plan we entered into a Unit Purchase and Redemption Agreement with ICM, Inc. of Colwich, Kansas and Fagen, Inc. of Granite Falls, Minnesota.  In the Unit Purchase and Redemption Agreement we agreed to issue up to 6,250 of our units to ICM, Inc. and Fagen, Inc. at a purchase price of $1,000 per unit in exchange for a combined capital contribution from them of up to $6,250,000. We also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  To raise the proceeds necessary to redeem the units, we commenced a registered offering for additional membership units.  Our registered offering became effective on April 20, 2005 and we began our efforts to sell the registered membership units shortly thereafter.  Subsequent to the period covered by this report, on July 20, 2005 we closed our public offering.  During the offering, we sold 9,091 units for an aggregate price of $10,000,100.  On August 1, 2005, we used the proceeds of the public offering to redeem 3,125 units each from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 in accordance with the Unit Purchase Agreement executed with ICM, Inc. and Fagen, Inc and retained the balance of the proceeds for working capital.

During the second fiscal quarter, the Company completed the construction phase of the project and began production operations.  Since June 2005, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.  We expect to fund our operations during the next 12 months using cash flow from continuing operations, USDA Commodity Credit Corporation Bioenergy Program payments, lines of credit, our senior credit facility, and the remaining balance of our recent public offering.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Since we only recently became operational, we do not yet have comparable income, production and sales data for the three months ended June 30, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our second fiscal quarter of 2004 and our second quarter of 2005, it is important that you keep this in mind.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  Our primary focus will be concentrated on three main areas: (i) operating the plant and completing any unfinished site work; (ii) making sure the plant is operating as efficiently as possible; and (iii) cost-effective purchasing of important manufacturing inputs such as corn and natural gas.

Plant Construction, Site Development and Permitting

On June 9, 2005, we received our Certificate of Substantial Completion from ICM, Inc, the design/builder of our plant.  By “substantial completion,” we mean that the plant was certified by ICM, Inc. as ready for occupancy and ethanol production.  On June 15, 2005, we commenced start-up operations and as of July 15, 2005, the plant passed performance testing and became fully operational.  Final completion of construction is dependant upon compliance with all federal, state and local government environmental requirements and full completion of remaining construction “punch list” items.  We expect that final completion punch list items will occur in September 2005 and that environmental testing will be completed in October 2005.

In the second fiscal quarter we have spent significant funds on plant construction and equipment.  Subsequent to the end of the period covered by this report, our outstanding balance on the plant design-build contract is approximately $500,000.  We will pay $250,000 of the $500,000 retainage to ICM, Inc. once we are satisfied that ICM, Inc. has satisfied its obligations under the contract. We will pay the remaining $250,000 to ICM, Inc. after we receive a written emissions compliance report documenting compliance with the applicable atmospheric emission testing.  Other construction account payables totaled $1,276,148 as of June 30, 2005.

As owner of the project, we are responsible for several non-operational construction projects.  As of June 30, 2005, installation and construction of all necessary natural gas facilities, equipment and pipeline for operation of the ethanol plant was completed and these facilities are operational.  In addition, we still need to complete the construction of the storm water pond and grey water recycling project, rail site preparation and rail spur construction, road improvements, finished products logistics flow and electric service facilities.  We expect to complete these items over the next few months without interruption or delay of plant operations.  Pending completion of our permanent electric service facilities, a back-up system has been installed and is in operation.  Subsequent to the period covered by this report, on August 1, 2005, we were able to move into our administration building although construction of the administration building is not yet substantially complete.  We expect that the administration building will be substantially complete in August 2005.

On April 13, 2005, we purchased an additional 17 acres of real estate adjacent to our plant site for a purchase price of $90,000.  We intend to use this land for our metering station and for a portion of our railroad spur.  In order to finance the purchase of this land, we entered into a promissory note agreement in the amount of $90,000 with Patriots Bank on April 13, 2005. The entire principal amount along with accrued interest at 7% was due on June 12, 2005.  We granted a mortgage on the real estate to Patriots Bank to secure the loan.  On June 22, 2005, we paid $91,173.70 to Patriots Bank in satisfaction of the principal and accrued interest due under the promissory note and secured a release of the mortgage from the Patriots Bank.

On April 5, 2005, we received an easement from the State of Kansas in exchange for $1.00 which will allow us to construct and operate a railroad spur line across state park property owned by the State of Kansas.  We anticipate final approval from Union Pacific Railroad of our track plans and crossings by September 2005. Pending final approval of our track plans and crossing, we have begun the dirt work for the rail siding to connect our plant to the main rail line.  We expect to be reliant upon trucks to transport grain and ethanol until our rail service is completed.  This may negatively affect our ability to make a profit due to the higher cost associated with transport by trucks.

We have entered into a verbal agreement with Mike Burns, a member of the Company, for compacted dirt fill for our rail spur site.  As of June 30, 2005 we are still extracting fill from Mike Burns’ property.  Management estimates our continuing liability under this agreement at $300,000.  However, the actual amount of our liability may vary from management’s estimate.

Subsequent to the period covered by this report, in July 2005 we received a proposal from HDB Construction, Inc for rail spur site preparation work in exchange for payment of an aggregate cost not to exceed $1,556,468.  On July 28, 2005, we accepted HDB Construction, Inc.’s proposal and instructed HDB to commence rail spur site preparation work.

We engaged Natural Resource Group of Minneapolis, Minnesota to coordinate and assist us with proper permitting. It submitted the application for the NPDES Wastewater Discharge Permit to the Kansas Department of Health and Environment (“KDHE”).  On June 14, 2005, KDHE issued a NDPES Wastewater Discharge Permit for the ethanol plant which became effective on June 15, 2005 and will expire on December 31, 2009.  As a condition of our permit, we must submit monthly monitoring reports to KDHE beginning July 1, 2005.

On April 6, 2005, we submitted an application for an alcohol fuel producer’s permit to the Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) and effective June 13, 2005, the Alcohol and Tobacco Tax and Trade Bureau issued our alcohol fuel producer’s permit.  The term of the permit is indefinite until terminated, revoked, or suspended.  As a condition of our permit, we must maintain certain security measures, including 24-hour monitoring of the plant and access to only authorized individuals.

On May 10, 2005, we entered into an agreement with ICM, Inc. for the purchase of a steam turbine generator. In order to finance the purchase of the generator, we executed a promissory for $1,760,274 at an interest rate of 1% plus the prime rate payable to ICM, Inc and granted a security interest in the generator to ICM, Inc. as collateral for the loan.  We also entered into a subordination agreement with Home Federal Savings Bank (“Home Federal”), our senior lender, in which Home Federal agrees ICM, Inc’s security interest in the generator is senior to the security interest of Home Federal Savings Bank in the generator.  Under the terms of the promissory note, we agree to make quarterly installment payments of principal and interest with the balance due on July 1, 2008.  The first quarterly payment under the note is due October 1, 2005.  We took delivery of the generator on May 10, 2005.  We expect that the generator will generate approximately 68% of the plant’s electricity needs and anticipate that the generator will result in energy savings.  We are currently in the process of identifying the plant’s remaining equipment needs for successful plant operations and expect to continue to purchase additional equipment in the third fiscal quarter.

Plant Operations

We have entered into agreements for the operation of the ethanol plant with United Bio Energy Management, LLC; United Bio Energy Fuels, LLC; United Bio Energy Ingredients, LLC; and United Bio Energy Trading, LLC. United Bio Energy Management,

LLC will manage the ethanol plant and United Bio Energy Fuels, LLC will provide us ethanol marketing services. United Bio Energy Ingredients, LLC will provide us distillers grains marketing and grain origination services. United Bio Energy Trading, LLC will provide us with overall risk management. In March 2005, United Bio Energy Management, LLC began providing us management services in exchange for payment as provided in our Management Agreement.  These companies are owned by United Bio Energy, LLC of Wichita, Kansas. United Bio Energy, LLC was owned by an affiliate of ICM, Inc. and an affiliate of Fagen, Inc.  However, in April 2005, United Bio Energy, LLC announced its merger with US BioEnergy Corporation of Brookings, South Dakota which builds and operates biofuel production facilities which may be in competition with our plant.  We are and will continue to be highly dependent on United Bio Energy, LLC and its subsidiaries.  The merger between United Bio Energy, LLC and US BioEnergy Corporation could result in a conflict of interest with our company and adversely affect our ability to make a profit.

On January 28, 2004, we entered in to a letter of intent with BOC Group, Inc. of Murray Hill, New Jersey. The terms of the letter of intent provide that we will make available to BOC Group, Inc. for purchase all of the carbon dioxide produced at the plant. The letter of intent contemplates that BOC Group, Inc. will purchase a substantial quantity of our raw carbon dioxide gas annually and will construct a carbon dioxide liquefaction plant. We expect to lease a parcel of our land adjacent to our ethanol plant to BOC Group, Inc. for construction of the liquefaction plant. In April 2005, we negotiated an extension of the letter of intent with BOC Group, Inc.  Pursuant to the terms of the extension, the letter of intent expired on May 13, 2005.  Prior to the expiration of the letter of intent, we were unable to negotiate a final contract with BOC Group, Inc. and do not expect that a final contract will be negotiated with BOC Group, Inc.  As of August 12, 2005, we have no other commitments or agreement to sell the raw carbon dioxide we produce.  Further, we cannot provide any assurances that we will sell our raw carbon dioxide at any time in the future.  If we do not enter into an agreement to sell our raw carbon dioxide, we will have to emit it into the air.  This will result in the loss of a potential source of revenue.

On April 18, 2005, we entered into an agreement with ICM, Inc. to provide certain safety and health program materials related to our plant and its employees in exchange for payment of an aggregate fee of $20,000.

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

In June 2005, we terminated our relationship with Christianson & Associates, LLP and engaged Kennedy and Coe, LLC to provide accounting services for the Company.  As part of this agreement, Kennedy and Coe, LLP agreed to assist us in monthly and quarterly financial accounting at their standard hourly fees, estimated at $2,500 per month, plus out of pocket expenses.  On June 13, 2005, we entered into a second agreement with Kennedy and Coe, LLC for preparation of tax returns and Kansas tax credit applications.  Pursuant to this agreement, Kennedy and Coe, LLC will prepare annual federal and state tax returns for an annual fee of $13,500 or $20 per K-1 tax return if the Company has more than 650 members; Kansas income tax credit applications for a fee of $25,000 in year 1, $15,000 in year 2 and 3; and Kansas Employment Credit forms and schedule for a annual fee of $3,000.

Administration and Employees

On May 1, 2005, we entered into an employment agreement with Administrative, Accounting and Office Manager, Diane Allen, formerly our project coordinator, wherein we agreed to pay her a base salary.  She will also be eligible for an annual bonus based on overall financial performance of the Company compared to budgeted guidelines.  On May 5, 2005, we entered into an employment agreement with our plant manager, Derek Peine, wherein we agreed to pay him a base salary and a one-time payment for moving expenses.  He will also be eligible for an annual bonus based on achievement of certain performance conditions.  On June 29, 2005, we entered into an employment agreement with our controller, Thomas Leitnaker. Pursuant to his employment agreement, Thomas Leitnaker will receive a base salary and will be eligible for an annual bonus based on overall financial performance of the Company compared to budgeted guidelines.  As we previously disclosed on Form 8-K filed August 5, 2005, our board of directors has appointed Mr. Leitnaker to the position of Chief Financial Officer of the Company and terminated the position of Treasurer, formerly held by Jill Zimmerman.  The duties formerly performed by the Treasurer have been transferred to the Chief Financial Officer.

As of August 12, 2005, our ethanol plant is fully staffed with 36 full-time employees.  We do not expect a significant change in this number over the next twelve months.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Projections of the 2005 corn crop have been reduced by very dry growing conditions in much of the Corn Belt, with portions of Illinois being the hardest hit.  Corn prices have been very volatile as the market attempts to estimate the damage done to the crop and subsequent reductions in the yield. Continued hot and dry weather could further decrease yields or additional demand could send corn prices considerably higher, however normal weather or lack of demand will keep prices stagnant.  Prices may move higher as a result of events elsewhere but corn availability is expected to be adequate to support operation of the plant. Given the current range of projected yields in corn, and given normal growing conditions the remainder of the season, corn prices are likely to range between 1.70-$2.10 per bushel.

Natural gas is also an important input commodity to our manufacturing process.  We estimate that our natural gas usage will be approximately 4,000 British thermal units (mmbtu) per day when drying the distillers grains.  We use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Dry distiller’s grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida.  Recently, the price of natural gas has risen along with other energy sources.  We look for continued volatility in the natural gas market, led mainly by the speculators who are taking advantage of this market, and any increases in the price of natural gas will increase our cost of production and negatively impact our profit margins. Natural gas has recently been available only at prices exceeding historical averages.  We expect natural gas prices to remain high or increase.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments.  As we move forward, we will continue to monitor our risk, and adjust our hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a positive 10% increase in the cash price of corn would produce a positive increase of approximately 10% in the fair value of our derivative instruments and vice versa.  The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of June 30, 2005, we have forward corn purchase contracts for the purchase of approximately 1.26 million bushels of corn at various dates through December 2005.  The corn price of those contracts ranges between $2.25 and $2.45 per bushel.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into fall, additional price protection may be required to solidify our margins through the end of fiscal year 2005.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.

As of June 30, 2005, we have futures contracts to purchase approximately 80 million British thermal units (mmbtu) of natural gas through August and September 2005 at an average price of $6.785 per mmbtu.  Additional price protection for natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Revenues

As we continue our transition from a development-stage company to an operating company in the next fiscal quarter, our revenues will consist of sales of ethanol and distillers grains.  We expect ethanol sales to constitute the bulk of our revenues. Last quarter, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices.  It is uncertain whether the upward trend of ethanol market prices will be sustainable for any significant period of time.  Based upon the number of new ethanol plants scheduled to begin production and the expansion of current plants, it is possible that market prices may stabilize or begin to trend downward.  However, increasing ethanol demand may balance the increase in supply.  Areas where ethanol demand may increase are new markets in Atlanta, Nashville, Baton Rouge and Houston.  Minnesota may also generate additional demand due to recent legislation mandating a 20% ethanol blend in its gasoline by the year 2013.

In June 2001, California requested a waiver from the reformulated gasoline (“RFG”) oxygenate requirement under the Clean Air Act.  This means that rather than using ethanol as an alternative oxygenate to MTBE, California is seeking to be released from federal requirements to use any oxygenates at all. The Environmental Protection Agency (“EPA”) initially denied the request.  However, the U.S. Court of Appeals for the Ninth Circuit’s July 2003 decision overturned that denial and remanding the decision back to the EPA for further review.  Since the Court’s decision, California has reissued its appeal to the EPA.  In June 2005, the EPA denied California’s waiver request after determining that the petition for waiver submitted by California failed to meet the waiver requirements outlined in the Clean Air Act.

The states of New York, Connecticut and Georgia have also filed requests for waiver of the oxygenate requirement.  New York’s and Connecticut’s waiver requests were also denied in June 2005, because their waiver petitions failed to meet the waiver requirements outlined in the Clean Air Act.  The EPA has also denied Georgia’s request for a waiver.  Georgia has appealed the decision in both the district court and the 11th Circuit Court of Appeals.  In November 2004, the district court affirmed the EPA’s decision to impose a RFG requirement in Atlanta but stayed the program until the 11th Circuit Court could hear the state’s appeal.  The cases have been consolidated and a ruling is anticipated by the end of 2005.  Until a ruling is issued, the RFG program in Atlanta will be delayed.  Atlanta’s ethanol market is currently estimated to be approximately 250 million gallons per year.

Potential increases in demand do not include national implementation of a Renewable Fuels Standard or similar legislation, which could cause increases in demand to be greater than currently projected.  On August 8, 2005, President George W. Bush signed the Energy Policy Act of 2005 into law.  This much anticipated bill includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.

One of the most significant provisions impacting the ethanol industry is the creation of a 7.5 billion gallon renewable fuels standard (RFS).  The RFS establishes a specific baseline volume of renewable fuel to be used in gasoline on a nationwide basis but does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires the use of 4.0 billion gallons of renewable fuels in 2006, increasing to 7.5 billion in gallons by 2012.  The RFS will be met largely through the use of ethanol. According to the Renewable Fuels Association, the bill is expected to lead to about $6 billion in new investment in ethanol plants across the country.  An increase in the number of new plants will bring an increase in the supply of ethanol.  Thus, while this bill may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future.  This would have a negative impact on our earnings.  Alternatively, since the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production.  This would have an immediate adverse effect on our earnings.

The bill also expands who may qualify as a small ethanol producer.  Historically, small ethanol producers were allowed a 10-cents per gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The credit is effective for taxable years ending after the date of enactment.  Since we now qualify as a small ethanol producer under the new legislation, we expect to be eligible for this credit this taxable year.

The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010.  While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

The Energy Policy Act of 2005 signed by the President did not provide for a national ban on the ban the use of MBTE as a gasoline additive, a provision included in previous drafts of the legislation.  If the use of MTBE is phased out on a national level in the next few years and the reformulated gasoline oxygenate requirement remains unchanged, the anticipated growth may yield a doubling of ethanol demand much sooner than currently anticipated.  However, even as new markets develop, the industry continues to grow rapidly and national production is expected to rise by 750,000 gallons over the next year from 3.4 billion gallons to 4.15 billion gallons annually.  In addition, none of these new markets is assured nor is the timing of any other new demand in the ethanol industry.

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association, there are currently 90 ethanol plants nationwide that have the capacity to produce over 3.9 billion gallons annual.  Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our revenues, profit margin and ability to maintain positive cash flows.

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

A summary of our significant accounting policies are described in the notes to our Financial Statements as of June 30, 2005 located in Note 1 above.

Liquidity and Capital Resources

As of June 30, 2005, we had current assets of $2,695,246, including cash and cash equivalents of $323,358, and we had total assets of $47,242,733.  As of June 30, 2005, we had current liabilities of $4,787,509 and long term liabilities of $24,177,885.  For the fiscal quarter ended June 30, 2005, we have a net loss of $1,011,245 primarily due to start-up business costs.  As of June 30, 2005, our members’ contributions, net of costs related to capital contributions, were $20,957,000.  The accumulated deficit from inception through June 30, 2005, was $2,679,661.  Total members’ equity as of June 30, 2005, was $18,277,339.

On April 20, 2005, our second public offering became effective and we began our efforts to sell the registered membership units shortly thereafter.  Subsequent to the period covered by this report, on July 20, 2005 we sold 9,091 units an aggregate price of $10,000,100 and closed our second public offering.  On August 1, 2005 we redeemed all 6,250 units from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 using proceeds from the sale of our second public offering and retained the balance of the proceeds for working capital.

Debt Financing

On November 23, 2004 we entered into a Credit Agreement with Home Federal Savings Bank, establishing a construction loan facility for the construction of a 35 million gallon per year ethanol plant. The construction financing is in the amount of $26,000,000 consisting of a $21,000,000 conventional term loan and a $5,000,000 USDA 80% guaranteed loan, and is secured by substantially all of our assets.  Now that the ethanol plant is complete and operating, we anticipate that we will convert the construction loan senior debt into a term loan by September 2005. The term loan will be segmented into two loans (1) a $21,000,000 conventional term loan, and (2) a $5,000,000 USDA 80% guaranteed loan.

The $5,000,000 USDA guaranteed loan will have an amortization period and maturity date of 10 years. We will make monthly payments of principal and interest on the $5,000,000 loan at a variable interest rate of prime plus 1.25%. This variable rate will be adjusted quarterly. The $5,000,000 USDA guaranteed loan will impose a prepayment penalty depending on the year of refinancing starting with the 5% penalty in year one and decreasing to 1% in year 5.  On June 6, 2005, we received a conditional commitment from the USDA for the $5,000,000 USDA guaranteed loan.

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

After we convert the construction loan senior debt into a term loan, the Company will only be allowed to make annual capital expenditures up to $400,000 annually without the lender’s prior approval. During the term of the loan, we are required to pay to the lender an annual amount equal to the greater of (1) 75% of any Commodity Credit Corporation Bio Energy income payments received during the year or (2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.

On April 13, 2005, we entered into a promissory note with Patriots Bank in Garnett, Kansas in the amount of $90,000 payable at a fixed interest rate of 7% to be paid on June 12, 2005.  We also granted a mortgage on real estate to Patriots Bank to secure the loan.  On June 22, 2005, we paid $91,173.70 to Patriots Bank in satisfaction of the principal and accrued interest due under the promissory note and secured a release of the mortgage from the Patriots Bank.

On May 10, 2005, we executed a promissory for $1,760,274 at an interest rate of 1% plus the prime rate payable to ICM, Inc and granted a security interest in a steam turbine generator to ICM, Inc. as collateral for the loan.  Under the terms of the promissory note, we agree to make quarterly installment payments of principal and interest with the balance due on July 1, 2008.  The first quarterly payment under the note is due October 1, 2005.  We also entered into a subordination agreement with Home Federal Savings Bank (“Home Federal”), our senior lender, in which Home Federal agrees ICM, Inc.’s security interest in the generator is senior to the security interest of Home Federal Savings Bank in the generator.

Raising Additional Capital

We issued units to ICM, Inc. and Fagen, Inc. in exchange for their combined capital contribution of $6,250,000. Pursuant to a Unit Purchase and Redemption Agreement executed with ICM, Inc. and Fagen, Inc., we have agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.

To raise the proceeds necessary to redeem the units in accordance with the terms of Unit Purchase and Redemption Agreement, we commenced a registered offering for additional membership units.  Our registered offering became effective on April 20, 2005 and we began our efforts to sell the registered membership units shortly thereafter.  Subsequent to the period covered by this report, on July 20, 2005 we closed our public offering.  During the offering, we sold 9,091 units an aggregate price of $10,000,100.  On August 1, 2005 we used the proceeds of the public offering to redeem 3,125 units each from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 in accordance with the Unit Purchase and Redemption Agreement executed with ICM, Inc. and Fagen, Inc and retained the balance of the proceeds for working capital.

In connection with the capital contribution by ICM, Inc. and Fagen, Inc., we amended our Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to our board of directors, subject to the termination of one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. Two of our initial directors resigned from our board in January 2005, and ICM, Inc. and Fagen, Inc. appointed their three directors on February 1, 2005.  As we previously reported in our Amended 8-K filed August 11, 2005, the terms of directors Brian Thome, Jerry Jones, and Dave Vander Griend expired on August 1, 2005 when we redeemed all 6,250 units from ICM, Inc. and Fagen, Inc, and they are no longer serving on the Company’s board of directors.

On May 5, 2005, we entered into an agreement with Ethanol Capital Partners, L.P. in which we agreed to accept Ethanol Capital Partners, L.P.’s subscription for 4,550 units in our public offering and to appoint two representatives from Ethanol Capital Partners, L.P. to our initial board of directors.  Pursuant to this agreement, the appointed directors will serve for a term ending with the election of directors by our members at the 2006 annual meeting of members.  Our obligations under this agreement are contingent upon Ethanol Capital Partners, L.P.’s fulfillment of all of its outstanding obligations owed under its subscription agreement and promissory note.  In July 2005, Ethanol Capital Partners, L.P. fulfilled all of its outstanding obligations owed under its subscription agreement and promissory note.  Subsequent to the period covered by this report, on July 20, 2005 we accepted Ethanol Capital Partners, L.P.’s subscription for 4,550 units and have issued the units to Ethanol Capital Partners, L.P.  We expect that the two representatives from Ethanol Capital Partners, L.P. will be appointed to our board of directors in August 2005.

Grants, Government Programs and Tax Rebates

We received a Value-Added Agricultural Product Market Development Grant of $450,000 from the USDA, which is a matching grant to be used for start-up costs. We have applied with the City of Garnett, Kansas under the Neighborhood Revitalization Program for a rebate of any additional property taxes attributable to our site improvements. The City of Garnett, Kansas was awarded an Economic Development grant and loan through the U.S. Small Cities Community Development Block Program for $750,000 to

assist with water infrastructure improvements at the plant site. The City has also received approval from the Kansas Department of Transportation for grant funds to assist with highway improvements. The program provides that the state will contribute 85% of the actual project construction and engineering costs. We have entered into an agreement with the City of Garnett, and Anderson County to share equally the total remaining funds that will be required.  It has been estimated that the funds required will be a total of $400,000. We have agreed to pay one-third of this obligation in installment payments.  Our portion of this obligation is estimated at approximately $135,000.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than those described in the notes to our Financial Statements as of June 30, 2005 located in Note 6 above.

Item 3.           Controls And Procedures

Our management, including our President (the principal executive officer), William Pracht, our Chief Financial Officer, Thomas Leitnaker, and our General Manager, Michael Goblirsch, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission except that our management has noted the following material weaknesses in our internal controls for the period covered by this report: 1) there is a lack of segregation of duties due to the limited number of personnel involved in processing of accounting data; 2) disclosures included in the notes to the draft financial statements prepared by the Company included incorrect information significant to the financial presentation; and 3) it was necessary for the auditor to propose significant adjustments to the Company’s financial statements in order to comply with generally accepted accounting principles.

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

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

 None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We previously disclosed on Form 8-K filed October 15, 2004 the unregistered sale of our units to ICM, Inc. and Fagen, Inc. pursuant to the Unit Purchase and Redemption Agreement entered into on October 11, 2004.  The units were issued to ICM, Inc. and Fagen, Inc. in exchange for their combined capital contribution of $6,250,000 on January 19, 2005. Pursuant to the Unit Purchase and Redemption Agreement, we agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  Subsequent to the period covered by this report, on August 1, 2005 we redeemed all 6,250 units from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 using proceeds from the sale of our recently completed public offering.

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

In addition to the units sold, we issued a total of thirty membership units for compensation.  We issued five membership units to Jill Zimmerman, a former employee, who is a member, was awarded five membership units as part of her bonus for services related to our development and financing.  We awarded ten units to our employee, Diane Allen, who formerly served as our project coordinator, as part of her bonus.  Finally, we issued fifteen units to a former project coordinator, Bill Barnes, in exchange for amounts previously owed for services.

We released funds from escrow and issued 13,487 units in the Company, including 13,457 units sold in our offering and an additional thirty units issued for compensation.  As of June 30, 2005, we had used net offering proceeds of approximately $12,488,447 for construction of plant, building and facilities, $75,000 for repayment of indebtedness, $570,653 for financing costs and $322,900 for operating expenses.  All of these payments were direct or indirect payments to others.

On December 16, 2004, we filed a registration statement on Form SB-2 (Commission File 333-121323).  The Securities and Exchange Commission declared our registration statement effective on April 20, 2005.  We commenced our public offering shortly thereafter.  Subsequent to the period covered by this report, on July 20, 2005 we closed our public offering and stopped selling units registered under our registration statement.

The following is a breakdown of membership units registered and the membership units sold in that offering:

Amount Registered	Aggregate price of the amount registered	Amount Sold	Aggregate price of the amount sold to date
9,091	$10,000,100	9,091	$10,000,100

During the offering, we sold 9,091 units an aggregate price of $10,000,100.  On August 1, 2005, we broke escrow in accordance with the procedures outlined in the Escrow Agreement between the Company and Mission Bank dated April 15, 2005 and the Company registration statement.

On August 1, 2005 we used the proceeds of the public offering to redeem 3,125 units each from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 in accordance with the Unit Purchase Agreement executed with ICM, Inc. and Fagen, Inc and retained the balance of the proceeds for working capital.

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

10.2	Grant of Easement and Right of Way Agreement dated April 5, 2005 between East Kansas Agri-Energy, LLC and the State of Kansas.

10.3	Contract for Sale of Equipment dated May 10, 2005 between East Kansas Agri-Energy, LLC and ICM, Inc.

10.4	Letter Agreement with Kennedy and Coe, LLC dated May 17, 2005.

10.5	Letter Agreement with Kennedy and Coe, LLC dated May 17, 2005.

10.6	Letter Agreement with Diane Allen dated May 1, 2005.

10.7	Letter Agreement with Derek Peine dated May 5, 2005 previously submitted as as Exhibit 10.5 to registrant’s quarterly report dated March 31, 2005 on Form 10-QSB and incorporated by reference herein.

10.8	Letter Agreement with Thomas Leitnaker dated June 29, 2005.

10.9	Letter Agreement with Ethanol Capital Partners, L.P. dated May 5, 2005.

31.1	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

31.3	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350

32.3	Certificate Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date:	August 15, 2005	/s/ William Pracht
William Pracht
President (Principal Executive Officer)

Date:	August 15, 2005	/s/ Thomas Leitnaker
Thomas Leitnaker
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 15, 2005	/s/ Michael Goblirsch
Michael Goblirsch
General Manager