Form 10-Q
period 2005-09-30
EAST KANSAS AGRI ENERGY LLC
filed 2005-11-14
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 000-51278

EAST KANSAS AGRI-ENERGY, L.L.C.

(Exact name of small business issuer as specified in its charter)

Kansas	48-1251578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 225, 1304 S. Main Street, Garnett, Kansas 66032
(Address of principal executive offices)

(785) 448-2888
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒  Yes               ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 14, 2005, there were 23,798 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):              ☐  Yes               ☒  No

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,651,348
Trade accounts receivable - related party	2,564,686
Inventory	1,230,463
Investment in commodity contracts	380,539
Prepaid expense	544,160
Restricted cash	250,000

Total current assets	7,621,196

PROPERTY, PLANT AND EQUIPMENT
Land	580,322
Land improvements	1,432,268
Office equipment	255,394
Buildings	1,648,478
Equipment	41,653,372
Vehicles	22,476
Construction in progress	638,390
46,230,700
Less accumulated depreciation	(888,707)

Total property, plant, and equipment	45,341,993

OTHER ASSETS
Financing costs	588,736
Less accumulated amortization	(1,635)
Total other assets	587,101

Total assets	$53,550,290

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	2,513,035
Accounts payable
Trade	574,164
Related parties	1,454,272
Accrued payroll, taxes and withholdings	65,830
Other accrued expenses	269,151
Accrued interest	110,395

Total current liabilities	4,986,847

LONG-TERM DEBT (less current maturities)	25,247,239

MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued and outstanding as of September 30, 2005	24,707,100
Retained earnings (accumulated deficit)	(1,390,896)

Total members’ equity	23,316,204

Total liabilities and members’ equity	$53,550,290

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

REVENUE
Related parties	$14,977,726	$15,716,708	$—	$—
Incentive funds	(23,003)	81,714	—	—
	14,954,723	15,798,422

COST OF SALES	(11,970,090)	(12,958,696)	—	—

GROSS PROFIT	2,984,633	2,839,726	—	—

OPERATING EXPENSES
General and administrative expenses	375,277	422,657	—	—
Start-up expenses	—	926,057	42,725	176,726

	375,277	1,348,714	42,725	176,726

OTHER INCOME (EXPENSE)
Interest income	25,024	25,906	13,197	39,573
Interest expense	(1,177,132)	(1,222,550)	(1,185)	(3,656)
Other income	—	2,200	—	—
	(1,152,108)	(1,194,444)	12,012	35,917

NET INCOME	$1,457,248	$296,568	$(30,713)	$(140,809)

BASIC INCOME PER UNIT	$65	$14	$(2)	$(15)

DILUTED INCOME PER UNIT	$63	$14	$(2)	$(15)

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC	22,568	21,500	12,729	9,294

DILUTED	23,180	21,294	12,729	9,294

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$296,568	$(140,809)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	881,889	2,469
Amortization	1,635	—
Non-cash compensation for capital units	—	30,000
(Increase) decrease in current assets
Accounts receivable	(2,564,686)	—
Inventory	(1,230,463)	—
Commodity contracts	(380,539)	—
Grants receivable	54,906	(75,526)
Prepaid expense	(539,222)	(9,741)
Interest receivable	—	(30,846)
Increase (decrease) in current liabilities:
Accounts payable	911,514	1,685
Accrued expenses	386,585	(1,049)
NET CASH USED IN OPERATING ACTIVITIES	(2,181,813)	(223,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(36,532,924)	(4,049,386)
Purchase of land and land option payments	(390,000)	(10,001)
NET CASH USED IN INVESTING ACTIVITIES	(36,922,924)	(4,059,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(168,483)	(1,260)
Payment of financing fees	(36,351)	(46,477)
Proceeds from notes payable	90,000	—
Repayment of notes payable	(90,000)	—
Proceeds from long-term debt	25,750,000	—
Repayment of long-term debt	—	(75,000)
Proceeds from units subject to redemption	6,250,000	—
Redemption of units converted to a liability	(6,250,000)	—
Capital contributions	10,000,100	13,457,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,545,266	13,334,263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,559,471)	9,051,059

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,210,819	42,587

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,651,348	$9,093,646

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $254,282 for 2005	$1,112,155	$3,338

NON CASH INVESTING AND FINANCING ACTIVITIES

Property, plant, and equipment costs incurred	$1,009,961	$46,670

Accrued interest payable capitalized	$34,164	$—

Restricted cash financed by note payable	$250,000	$—

Property, plant, and equipment financed by a note payable	$1,760,274	$—

Units subject to redemption converted to a liability	$6,250,000	$—

Cost of raising capital reclassified to members’ Equity	$168,483	$264,129

Capital contributions issued for compensation Expensed during the 9 months ended September 30, 2004	$—	$15,000
Liability converted to capital units	—	15,000
	$—	$30,000

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the nine months ended September 30, 2005 and 2004, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2004.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.  Management believes all receivables will be collected and therefore the allowance has been established to be zero at September 30, 2005.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful.  Receivables are considered past due based upon payment terms set forth at the date of the related sale.  The Company has no receivables accruing interest at September 30, 2005.

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

Revenue Recognition

Revenue from the production of ethanol and related products is recorded upon transfer of title to our customers.  The transfer takes place at the plant site and therefore shipping terms are FOB shipping point.  Interest income is recognized as earned.  Income from federal and state incentives are recognized when received due to uncertainty of available funds and pro-rations used by the sponsoring organizations.

Cost of Sales

The primary components of cost of sales from the production of ethanol and related products are corn expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), labor and depreciation on process equipment.

Shipping and Handling

Shipping and handling costs are expensed as incurred and are included in the cost of sales.

Note 2 - Incentive receivable

Revenue from federal and state incentive programs is recorded upon receipt of the program payment.  Due to changing pro-ration factors that are not published prior to the incentive fund allocations, management cannot estimate with a high level of certainty the revenue to be recognized and therefore has chosen to record these revenues on the cash basis for the three months ended September 30, 2005, and for all future periods.  The federal program is managed by the Commodity Credit Corporation and is designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year.  The annually funded program runs through fiscal year 2006 and incentive payments are pro-rated if applications for incentives exceed the annual funding.  The maximum annual incentive program payments the Company can receive is $7,500,000; individual producers are also subject to an annual limitation of 5% of the total funding.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

At June 30, 2005, the Company had recognized $104,717 of income related to these incentives although no payment had yet been received.  In September the Company received payment of $81,714.  The difference between the amount previously recognized and the amount received is recorded as a reduction to revenue for the three months ended September 30, 2005.

Note 3 - Property and equipment

The Company initiated operations on June 15, 2005.  Depreciation is computed over the estimated useful life of each asset using the straight-line method.  Estimated useful lives generally used in computing depreciation are:

Land improvements	15 to 20 years
Buildings	40 years
Machinery and equipment	7 to 15 years
Office equipment	5 to 10 years
Computers and software	3 to 5 years
Vehicles	5 years

Note 4 - inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.

As of September 30, 2005, inventory consists of:

Raw Material	$822,448
Work in Progress	265,623
Finished Goods	142,392

$1,230,463

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

During the period ended September 30, 2005 this activity resulted in net gains of $78,815 which are reported in cost of sales.

Note 6 - unITS subject to REDEmption

On October 11, 2004, the Company executed a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. in which the Company agreed to issue a total of 6,250 units to them in exchange for their combined capital contribution of $6,250,000. The Company also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a future registered offering or, to the extent the future offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions. The redemption price will be $1,100 per unit if the Company is able to raise at least $6,875,000 in the future offering. Otherwise, the redemption price will be based on a current fair market value of the units. In connection with this capital contribution, the Company amended the Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to the Company’s board of directors, subject to the Company’s ability to terminate one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. On January 19, 2005, the Company closed on the purchase of these units by ICM, Inc. and Fagen, Inc. and issued 3,125 units to Fagen, Inc. and 3,125 units to ICM, Inc. at a purchase price of $1,000 per unit. The purchases were made with cash and the total amount of cash consideration for those securities was $6,250,000.  On August 1, 2005, the Company redeemed the 6,250 units from ICM, Inc. and Fagen, Inc. at a price of $1,100 per unit for a total of $6,875,000.

On December 16, 2004, the Company filed a registration statement on Form SB-2 (Commission File 333-121323) with pre-effective amendments to the registration statement on February 1, 2005, April 6, 2005 and April 19, 2005, which became effective April 20, 2005.

The Company accepted units for an aggregate price of $10,000,100 and used the proceeds of the registered offering to redeem the units from ICM, Inc. and Fagen, Inc. in accordance with the agreement and retained the balance of the proceeds for working capital.  The $6,250,000 of equity associated with the units subject to redemption was converted to a liability.  Interest expense of $625,000 was recorded for the period ended September 30, 2005 when the liability was paid.

Note 7 - long-term DEBT

Long-term obligations of the Company are summarized as follows at September 30, 2005:

Term note payable - see below	$21,000,000
USDA note payable - see below	5,000,000
Equipment note payable - related party	1,760,274

Less current portion	(2,513,035)

Long-term portion	$25,247,239

The estimated maturities of long-term debt at September 30, 2005, under the construction financing as drawn on September 20, 2005, when it was converted to term loans are as follows:

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

12 Month Period Ending 9/30	Amount

2006	$2,513,035
2007	2,443,918
2008	2,605,155
2009	2,204,671
2010	14,983,430
Thereafter	3,010,065

$27,760,274

Included in the current portion of long portion of long-term debt is $61,286 which represents 75% of the Commodity Credit Corporation payment received through September 30, 2005.

At September 30, 2005 the Company had $250,000 in an escrow account (restricted cash) reserved for the final payment on the construction contract.

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

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 USDA 80% guaranteed loan, and (2) a $21,000,000 conventional term loan. The $5,000,000 USDA guaranteed loan will have an amortization period and maturity date of 10 years. The Company will make monthly payments of principal and interest on the $5,000,000 loan at a variable interest rate of prime plus 1.75%. This variable rate will be adjusted quarterly. The $21,000,000 conventional loan will have an amortization period of ten years but will mature at the end of five years. The Company will make monthly payments of principal and interest on the $21,000,000 loan at a variable rate equal to prime plus 1.75% with a floor of 6%.

The Company will pay a $30,000 annual administration fee related to the credit facility. The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

The $5,000,000 USDA 80% guaranteed loan imposes a prepayment penalty depending on the year of refinancing starting with the 5% penalty in year one and decreasing to 1% in year five. With respect to the $21,000,000 conventional loan, a prepayment penalty will be imposed starting with a 3% penalty in year one and decreasing to 1% in year three.

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company is only allowed to make annual capital expenditures up to $400,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.  The lender temporarily waived, through September 30, 2005, the requirement to remit payments received from the Commodity Credit Corporation Bio-Energy program.  At such time as the Company receives a payment from the Commodity Credit Corporation Bio-Energy program after September 30, 2005, 75% of the cumulative amounts received will need to be remitted within 15 days of receipt. With the waiver, the Company is in compliance with the applicable loan covenants as of September 30, 2005.

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

The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the board of directors in its sole discretion, and then shall be distributed from time to time to the Members in proportion to their respective percentage units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, and of if the Company would be in violation of any loan agreement, of if the Company’s total assets would be less than the sum of its total liabilities.

Transfer, disposition or encumbrance of Capital Units is subject to certain restrictions, including approval by the board of directors.

In addition to transactions discussed in Note 6, the Company issued during 2004 a total of 30 units for compensation. The former project coordinator received 15 units in exchange for amounts previously owed for services.

The current project coordinator (who is a full time employee of the Company) and former treasurer (who was a full time employee of the Company) received a total of 15 units as a bonus for their services related to the development and financing of the Company. Compensation expense related to this bonus totaled $15,000 for the nine months ended September 30, 2004.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Upon issuance of the units related to the initial public offering, costs related to the issuance of the units of $264,129 was charged to members’ equity.  Upon issuance of the units related to the second public offering, costs related to the issuance of the units of $168,453 was charged to members’ equity.

Note 9 - Concentration of credit risk

The Company maintains cash balances at four financial institutions in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

Note 10 - Related Party Transactions

The former project coordinator (Note 8) purchased membership units during the period ended December 31, 2002.

Other agreements with related parties and affiliates are discussed in Note 11.

Note 11 - commitments and Contingencies

The Company has entered into an option agreement to purchase approximately 10 acres of land. The option was originally purchased for $5,000, plus $5,000 for an extension during 2003, and provides for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. The option was extended to September 1, 2004 and the Company paid an additional $5,000 for the extension. On September 1, 2004, the option was extended until such time as closing on the property would occur. The purchase price of the land will be reduced by amounts previously paid for the option and extension. On November 17, 2004, the Company exercised the land option and purchased approximately 19 acres of real estate in Anderson County, Kansas. The Company paid $170,010, which excluded the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. Previous deposits totaling $20,000 were applied to the purchase price of the land and a sum of $150,010 was paid at closing. During the period ended September 30, 2005, the Company incurred costs totaling $20,311 for construction of boundary fencing and structural improvements.

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

During the year ended December 31, 2003, the Company terminated its agreement with Value Added Ventures, LLC (VAV). The Company has been notified by VAV requesting payment for services from the inception of the contract through the date of termination totaling $33,380. The Company and VAV are negotiating settlement of this contract. The Company has a liability related to this agreement of $5,847 as of September 30, 2005.

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

The Company completed its initial public offering and escrow was broken in March 2004. A total of 13,457 units were subscribed and paid for during the year ended December 31, 2004.  The Company completed its second public offering and escrow was broken in July 2005.  A total of 9,091 units were subscribed and paid for during the period ended September 30, 2005.

The Company has entered into a design-build contract with ICM, Inc., a related party, for a fixed price of $35,900,000, subsequently amended to $35,977,582, excluding certain owner furnished costs, pursuant to an agreement for the construction of the 35 million gallon annual capacity ethanol plant. As of September 30, 2005, the remaining obligation on the contract was approximately $250,000 and the Company had incurred and paid for costs of $35,727,582. The Company also has an accounts payable for time and materials construction totaling $832,225 as of September 30, 2005.

On September 3, 2004, the Company entered into an agreement with Antioch International, Inc. for design services related to the railroad spur for a fixed price of $32,486, subsequently amended to $50,876. As of September 30, 2005, the Company incurred and paid for costs under the contract of $50,876 and additional services of $30,214.

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant. United Bio Energy Management, LLC is wholly owned by ICM, Inc. and Fagen, Inc. Accordingly, the Company may not be able to negotiate any further transactions at arms length, as the Company would be able to do with an independent party. The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005. For the period ended September 30, 2005, the Company incurred and paid for costs of $149,390 related to this agreement including reimbursable expenses.

On February 24, 2005, the Company entered into a facility construction, ownership and operating agreement with Southern Star Central Gas Pipeline. Inc. to construct, install, operate and maintain a measurement station capable of flowing natural gas in sufficient hourly quantities to meet the total daily requirements and design specifications requested by the Company. The Company will pay for the actual cost of construction of the facilities which is currently estimated to be $312,471 less the deposit of $25,000 already paid by the Company. As of September 30, 2005, the Company incurred and paid total costs of $312,471.

On February 28, 2005, the Company entered into an agreement with Kansas City Power & Light Company to provide electric utility service and install electrical facilities to the plant. The Company has agreed to have Kansas City Power & Light Company provide electric service to the plant for a term of fifteen years. In exchange for the installation of electrical facilities to the plant and the electric service agreement, the Company has agreed to pay Kansas City Power & Light Company $515,720 payable in five equal installments. In addition, the Company is liable for actual costs incurred that exceed $515,720 as a direct result of discovering rock during the installation of the facilities. However, the Company’s total liability for the project is limited to $813,837. As of September 30, 2005, the Company has recognized and paid the total cost of $515,720.

On March 25, 2005, the Company entered into an agreement with Gas Distribution Contractors to construct a connecting gas pipeline system that receives natural gas from Southern Star Central Gas Pipeline facilities and delivers this gas to the plant for a price of $39,000. As of September 30, 2005, the Company had incurred and paid for costs of $43,503 under the contract .

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

On March 31, 2005, the Company entered into an agreement with Shafer, Kline & Warren, Inc. to provide engineering services in connection with the construction of the natural gas pipeline system to the plant. The amount of the contract is for $16,000 plus reimbursable material and expenses. As of September 30, 2005, $32,579 had been incurred and paid under the contract.

The Company has an agreement with the City of Garnett, Kansas to share the cost of certain highway improvements. Management estimates the obligation under this agreement will be approximately $135,000.

On April 18, 2005, the Company entered into an agreement with ICM, Inc. to provide services enumerated in the agreement related to a Safety and Health Program for the Company for the period from April 18, 2005 until November 11, 2005. The amount due to ICM, Inc. related to this agreement is $20,000.  As of September 30, 2005 costs of $20,000 had been incurred and paid under the contract.

On July 28, 2005, The Company entered into an agreement with HDB Construction, Inc. for additional work on the railroad spur project not to exceed an amount of $1,567,268.  As of September 30, 2005 costs related to the project of $543,825 had been incurred, of which $142,736 is included in accounts payable.

The Company had an agreement with a member in which the Company would construct a pond on the member’s property in exchange for the Company’s unlimited use of dirt from this same property.  The Company has entered into an agreement to pay a cash settlement in the amount of $300,000 to the member instead of constructing the pond.  The Company will make 3 monthly payments of $100,000 beginning in October 2005.  At September 30, 2005, the full amount is recorded in accounts payable.

The Company is negotiating with the City of Garnett to issue Industrial Revenue Bonds in the amount of $50,000,000 and $525,000.  The $50,000,000 bond issue will be purchased by the Company and is being sought to receive a property tax exemption.  The $525,000 bond will be used to finance the waste water project. At September 30, 2005 no commitments have been made on either bond issue.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending September 30,

2006	$761,008
2007	664,108
2008	664,108
2009	664,108
2010	476,275
Thereafter	1,550,495

$4,780,102

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 12 - value added grant

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. For the nine months ended September 30, 2005 the Company did not qualify for any reimbursement of costs incurred. For the nine months ended September 30, 2004 the Company qualified for reimbursement of $132,149 of which $1,409 related to cost of raising capital.

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

On October 11, 2004, to supplement our debt financing and complete our capitalization plan we entered into a Unit Purchase and Redemption Agreement with ICM, Inc. of Colwich, Kansas and Fagen, Inc. of Granite Falls, Minnesota.  In the Unit Purchase and Redemption Agreement we agreed to issue up to 6,250 of our units to ICM, Inc. and Fagen, Inc. at a purchase price of $1,000 per unit in exchange for a combined capital contribution from them of up to $6,250,000. We also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  To raise the proceeds necessary to redeem the units, we commenced a registered offering for additional membership units.  Our registered offering became effective on April 20, 2005 and was closed on July 20, 2005.  During the offering, we sold 9,091 units for an aggregate price of $10,000,100.  On August 1, 2005, we used the proceeds of the public offering to redeem 3,125 units each from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 in accordance with the Unit

Purchase Agreement executed with ICM, Inc. and Fagen, Inc and retained the balance of the proceeds for working capital.

We expect to fund our operations during the next 12 months using cash flow from continuing operations, the remaining balance of our recent public offering and our credit facilities.

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

Since we only recently became operational, we do not yet have comparable income, production and sales data for the nine months ended September 30, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of the first nine months of 2004 and the first nine months of 2005, it is important that you keep this in mind.

Results of Operations

The following tables shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal quarter ended September 30, 2005 and the nine months ended September 30, 2005:

Results for Quarter Ending September 30, 2005

	Amount	%
Revenues	$14,977,726	100.0%
Cost of Sales	(11,970,090)	79.9%
Gross Profit	2,984,633	19.9%

Operating Expenses	375,277	2.5%

Operating Income	2,609,356	17.1%

Other Income (Expense)	(1,152,108)	7.7%

Net Income	1,457,248	9.7%

Results for Nine Months Ending September 30, 2005

	Amount	%
Revenues	$15,716,708	100.0%
Cost of Sales	(12,958,696)	82.5%
Gross Profit	2,839,726	18.1%

Operating Expenses	1,348,714	8.6%

Operating Income	1,491,012	9.5%

Other Income (Expense)	(1,194,444)	7.6%

Net Income	296,568	1.6%

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

Plant Operations

Our plant passed performance testing and became fully operational on July 15, 2005.  Since that date, our plant has consistently met or exceeded its nameplate production capacity of 35 million gallons of ethanol per year, as measured on a pro rata basis.   While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.

We are subject to ongoing environmental regulations and testing.  On October 24, 2005, we completed and passed all air emission and associated compliance testing for the plant.  In addition, as a condition of our NDPES Wastewater Discharge Permit, we must submit monthly monitoring reports to KDHE.   We are currently in compliance with all NDPES compliance testing for the plant.

As of September 30, 2005, there was no outstanding balance on the plant design-build contract except for retainage of $250,000 and accounts payable for time and materials construction totaling $832,225.  We are holding retainage of $250,000 pending final completion of all of the design builder’s obligations.

As owner of the project, we are responsible for several non-operational construction projects.  As of September 30, 2005, we still need to complete the construction of the storm water pond and grey water recycling project, rail site preparation and rail spur construction, road improvements, finished products logistics flow and electric service facilities.  We expect to complete these items over the next few months without interruption or delay of plant operations.  Pending completion of our permanent electric service facilities, a back-up system has been installed and is in operation.  On August 1, 2005, we were able to move into our administration building although construction of the administration building was not yet substantially complete.  As of September 30, 2005, construction of the administration building had been completed.

On April 5, 2005, we received an easement from the State of Kansas in exchange for $1.00 which will allow us to construct and operate a railroad spur line across state park property owned by the State of Kansas.  We have received and are evaluating final track plans and crossings from Union Pacific Railroad. Pending completion of our evaluation and our acceptance of the track plans and crossing, we have begun the dirt work for the rail siding to connect our plant to the main rail line.  We expect to be reliant upon trucks to transport grain and ethanol until our rail service is completed.  This may negatively affect our ability to make a profit due to the higher cost associated with transport by trucks.

In June 2005, we entered into a preliminary verbal agreement with Mike Burns, a member of the Company, for compacted fill.  Subsequent to the period covered by this report, on October 11, 2005, we entered into a definitive written agreement with Mr. Burns for approximately 720,000 cubic yards of compacted fill in exchange for payment of $300,000 to be paid in three equal payments of $100,000.  The first payment was due and paid upon execution of the agreement and the remaining payments are due on November 15, 2005 and December 15, 2005.  As of September 30, 2005, we have not completed our removal of dirt from the property.  We anticipate that we will complete the dirt removal by the end of November or first part of December.

On July 28, 2005 we engaged HDB Construction, Inc. for rail spur site preparation work in exchange for payment of an aggregate cost not to exceed $1,556,468 and instructed HDB to commence work on rail site preparation.

During the next 12 months, we expect to focus on producing ethanol and distillers grains at our plant.  We have engaged United Bio Energy Management, LLC; United Bio Energy Fuels, LLC; United Bio Energy Ingredients, LLC; and United Bio Energy Trading, LLC for various services for the ethanol plant. United Bio Energy Management, LLC will manage the ethanol plant and United Bio Energy Fuels, LLC will provide us ethanol marketing services.

United Bio Energy Ingredients, LLC will provide us distillers grains marketing and grain origination services. United Bio Energy Trading, LLC will provide us with overall risk management. These companies are owned by US BioEnergy Corporation of Brookings, South Dakota.

For the period ending September 30, 2005, we have incurred and paid for costs of $149,390, including reimbursable expenses, for management services provided by United Bio Energy Management, LLC.

Administration and Employees

We currently have 33 full-time employees and do not expect a significant change in this number over the next twelve months.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

Corn yields nationwide have been much better than expected.  Timely rains in most areas of the country have facilitated excellent corn yields, which will lead to excess supply and low corn prices for the time being.  Excess supply projections have again been increased to nearly 2.5 billion bushels.   United BioEnergy Ingredients, LLC has contracted, on our behalf, for approximately 90% of our corn supply for October through December 2005, and 17% of our corn supply for 2006. Management believes that the next major signal for corn prices will come in the spring, when the expected number of corn acres for next year’s crop is reported.  Increased cost of fuel and fertilizer may reduce the amount of acres of corn planted next season, thus increasing the potential for price volatility in corn.  On the contrary, should acreage remain relatively unchanged, management believes the additional supplies currently on hand will limit corn price increases.  Increases in corn prices negatively impact our profitability by increasing our cost of goods and reducing our net operating income.  Although we attempt to use hedging strategies to minimize our exposure to corn price movements, there is no guarantee or assurance that our hedging strategies will be effective.

Natural gas is also an important input commodity to our manufacturing process.  We estimate that our natural gas usage will be approximately 4,000 British thermal units (mmbtu) per day when drying the distillers grains.  We use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Dry distiller’s grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida.  Recently, the price of natural gas has followed other energy commodities to historically high levels.

Current natural gas prices are considerably higher than the 10-year average.  In August and September 2005, Hurricanes Katrina and Rita caused considerable damage to natural gas production areas in the Gulf of Mexico, contributing to the current volatility of natural gas prices.  Global demand for natural gas is expected to continue to increase, which may further drive up prices.  As a result, we expect natural gas prices to remain higher than average in the short to mid term.  Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins.

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

As of September 30, 2005, United Bio Energy Trading, LLC has entered into forward corn purchase contracts for the purchase of approximately 900,000 bushels of corn at various dates through December 2005 on our behalf.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.

As of September 30, 2005, we have entered into options contracts to purchase approximately 170,000 British thermal units (mmbtu) of natural gas through November 2005 and February 2006.  Additional price protection for natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price particularly during the peak of the winter season and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Revenues

Our revenues consist of sales of ethanol and distillers grains.  We expect ethanol sales to constitute the bulk of our revenues.  Last quarter and continuing through the first two thirds of this quarter, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices.  In the last month of the quarter some of those gains have been reduced, but prices remain historically strong.  Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices.  In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

We also expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol.  On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 (the “Act”).  The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  Most notably, the Act created a 7.5 billion gallon renewable fuels standard (the “RFS”).  The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.  The RFS will begin at 4 billion gallons in 2006, and increase to 7.5 billion gallons by 2012.  According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.

The Act also expands who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Act, the size limitation on the production capacity for small ethanol producers increases from 30 million gallons per year to 60 million gallons per year.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The credit is effective for taxable years ending after the date of enactment through 2008.  Since we expect to now qualify as a small ethanol producer under the Act, we expect to be eligible for this tax credit this taxable year.

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

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association, there are currently 88 ethanol plants in operation nationwide that have the capacity to annually produce 4.2 billion gallons.  In addition, there are 21 new ethanol plants and 8 expansions of existing ethanol plants under construction constituting another 1.4 billion gallons of annual capacity.  In addition, ADM has recently announced its plan to add 500 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market.  Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term.  A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol.  This may have a negative impact on our revenues.

Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

Although the Energy Policy Act of 2005 did not impose a national ban of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement.  While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.  However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas.  These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter.  The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight.  This is the equivalent of 7.7% ethanol by volume in a gasoline blend.  This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment.  Certain individuals believe that use of ethanol will have a negative impact on prices at the pump.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced.  These consumer beliefs could potentially be wide-spread.  If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.

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

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts could differ from the estimates used.  Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical:

Commodity Credit Corporation Bioenergy Program

Commodity Credit Bioenergy Program incentives are recorded upon receipt of the program payment.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  Due to changing pro-ration factors that are not published prior to incentive fund allocations, we cannot estimate with a high level of certainty the revenue to be recognized and have to chosen to record these revenues on a cash basis for the period ending September 30, 2005 and for all future periods.  At June 30, 2005, we had recognized $104,717 of income related to these incentives although we had not yet received any payment.  On September 9, 2005, we received payment of $81,714 from the CCC Bioenergy Program.  The difference between the amount previously recognized and the amount received is recorded as a reduction to revenue for the three months ended September 30, 2005.  We were not eligible for Bioenergy Program payments prior to commencement of production in June 2005.

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the September 30, 2005 balance sheet at their fair market value.  Currently, none of our derivative instruments is classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

We have recorded a combined realized and unrealized gain for derivatives of $78,815 for the period ending September 30, 2005.  Since we have now transitioned from a development-stage company to a fully operational company, we now record changes in the fair value of our derivative instruments not designated as cash flow hedges in cost of goods sold.

Liquidity and Capital Resources

As of September 30, 2005, we had current assets of $7,621,196, including cash and cash equivalents of $2,651,348, and we had total assets of $53,550,290.  As of September 30, 2005, we had current liabilities of $4,986,847 and long term liabilities of $25,247,239.  We converted our construction loan to a term loan on September 20, 2005.  As of September 30, 2005, our members’ contributions, net of costs related to capital contributions, were $24,707,100.  The accumulated deficit from inception through September 30, 2005, was $1,390,896.  Total members’ equity as of September 30, 2005, was $23,316,204.

On April 20, 2005, our second public offering became effective and we began our efforts to sell the registered membership units shortly thereafter.  On July 20, 2005 we sold 9,091 units an aggregate price of $10,000,100 and closed our second public offering.  On August 1, 2005 we redeemed all 3,125 units each from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 using proceeds from the sale of our second public offering and retained the balance of the proceeds for working capital.

Short-Term and Long-Term Debt Sources

In November 23, 2004, we entered into a Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota, establishing a construction loan facility in the amount of $26,000,000 and secured by substantially all of our assets. We converted the construction loan into two term loans on September 20, 2005, consisting of (1) a

$21,000,000 conventional term loan, and (2) a $5,000,000 USDA 80% guaranteed loan.  The conventional loan will have an amortization period of 10 years but will mature at the end of 5 years. We will make monthly payments of principal and interest on the conventional loan at a variable rate equal to prime plus 1.75% with a floor of 6%.  With respect to the conventional loan, a prepayment penalty will be imposed starting with a 3% penalty in year one and decreasing to 1% in year 3.  The USDA guaranteed loan will have an amortization period and maturity date of 10 years. We will make monthly payments of principal and interest on the USDA guaranteed loan at a variable interest rate of prime plus 1.25%. This variable rate will be adjusted quarterly. The USDA guaranteed loan will impose a prepayment penalty depending on the year of refinancing starting with the 5% penalty in year one and decreasing to 1% in year 5.

As of September 30, 2005, the principal balance on the converted conventional loan is $21,000,000 and the interest rate is 8.5%.  As of September 30, 2005, the principal balance on the converted USDA guaranteed loan is $5,000,000 and the interest rate is 8.5%.

We will be subject to certain financial loan covenants consisting of minimum working capital, minimum fixed coverage, minimum current ratio, minimum net worth and maximum debt/net worth covenants during the term of the loan. We will also be prohibited from making distributions to our members, however, we will be allowed to distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  As of September 30, 2005, we are in compliance with the financial ratio covenants set forth by the bank, however, we do not anticipate making any distributions to members during calendar year 2005.

In addition, now that we have converted to term loans, the Company will only be allowed to make annual capital expenditures up to $400,000 annually without the lender’s prior approval. During the term of the loan, we are required to pay to the lender an annual amount equal to the greater of (1) 75% of any Commodity Credit Corporation Bio Energy income payments received during the year or (2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.

On May 10, 2005, we executed a promissory note for $1,760,274 at an interest rate of 1% plus the prime rate payable to ICM, Inc and granted a security interest in a steam turbine generator to ICM, Inc. as collateral for the loan.  Under the terms of the promissory note, we agree to make quarterly installment payments of principal and interest with the balance due on July 1, 2008.  We also entered into a subordination agreement with Home Federal Savings Bank (“Home Federal”), our senior lender, in which Home Federal agrees ICM, Inc.’s security interest in the generator is senior to the security interest of Home Federal Savings Bank in the generator.

As of September 30, 2005, the principal balance on the promissory note is $1,760,274 and the interest rate is 7.25%.

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

In connection with the capital contribution by ICM, Inc. and Fagen, Inc., we amended our Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to our board of directors, subject to the termination of one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. Two of our initial directors resigned from our board in January 2005, and ICM, Inc. and Fagen, Inc. appointed their three directors on February 1, 2005.  As we previously reported in our Amended 8-K filed August 11, 2005, the terms of directors Brian Thome, Jerry Jones, and Dave Vander Griend expired on August 1, 2005 when we redeemed all 6,250 units from ICM, Inc. and Fagen, Inc.  Mr. Thome and Mr. Vander Griend are no longer serving on the Company’s board of directors.  As we previously reported in our 8-K filed August 25, 2005, the board of directors re-appointed Jerry Jones to the board of directors on August 22, 2005 for a term ending with the election of directors by our members at the 2006 annual meeting of members.

On May 5, 2005, we entered into an agreement with Ethanol Capital Partners, L.P. in which we agreed to accept Ethanol Capital Partners, L.P.’s subscription for 4,550 units in our public offering and to appoint two representatives from Ethanol Capital Partners, L.P. to our initial board of directors.  Pursuant to this agreement, the appointed directors will serve for a term ending with the election of directors by our members at the 2006 annual meeting of members.  Our obligations under this agreement are contingent upon Ethanol Capital Partners, L.P.’s fulfillment of all of its outstanding obligations owed under its subscription agreement and promissory note.  In July 2005, Ethanol Capital Partners, L.P. fulfilled all of its outstanding obligations owed under its subscription agreement and promissory note.  On July 20, 2005 we accepted Ethanol Capital Partners, L.P.’s subscription for 4,550 units and have issued the units to Ethanol Capital Partners, L.P.  As we previously reported in our 8-K filed August 25, 2005, our board of directors appointed Scott Brittenham, and Charles Torrey, representatives of Ethanol Capital Partners, L.P., to fill these seats on August 22, 2005.  Their terms will end with the election of directors by our members at the 2006 annual meeting of members.

Grants, Government Programs and Tax Rebates

The City of Garnett, Kansas intends to apply for an economic development grant and loan through for $1.5 million to assist with rail spur infrastructure at the plant site.  The City of Garnett, Kansas has not yet applied for or received a firm commitment or approval for this grant and we have no assurance that these funds will be available to us.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than those described in the notes to our Financial Statements as of September 30, 2005 located in Note 5 above.

Item 3.  Controls And Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial Officer and General Manager. Our Principal Executive Officer, Principal Financial Officer and General Manager concluded that, except for the material weaknesses disclosed in the following paragraph, our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Principal Executive Officer, Principal Financial Officer and General Manager) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

The Principal Executive Officer, Principal Financial Officer and General Manager have agreed that the Company has material weaknesses in its controls over the financial reporting processes including the accurate reporting and disclosure of amounts and other disclosure items in our financial statements. The officers have agreed that the Company has the following material weaknesses: 1) there is a lack of segregation of duties due to the limited number of personnel involved in processing of accounting data; 2) disclosures included in the notes to the draft financial statements prepared by the Company included incorrect information significant to the financial presentation; 3) it was necessary for the auditor to propose significant adjustments to the Company's financial statements in order to comply with generally accepted accounting principles. In light of the foregoing, management is in the process of developing additional procedures to help address these issues. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer, Principal Financial Officer and General Manager recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.

During the Company's third fiscal quarter ended September 30, 2005, there have not been any significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We previously disclosed on Form 8-K filed October 15, 2004 the unregistered sale of our units to ICM, Inc. and Fagen, Inc. pursuant to the Unit Purchase and Redemption Agreement entered into on October 11, 2004.  The units were issued to ICM, Inc. and Fagen, Inc. in exchange for their combined capital contribution of $6,250,000 on January 19, 2005. Pursuant to the Unit Purchase and Redemption Agreement, we agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions.  On August 1, 2005 we redeemed all 6,250 units from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 using proceeds from the sale of our public offering which was completed on July 20, 2005.

Use of Proceeds

On December 16, 2004, we filed a registration statement on Form SB-2 (Commission File 333-121323).  The Securities and Exchange Commission declared our registration statement effective on April 20, 2005.  We commenced our public offering shortly thereafter.  On July 20, 2005 we closed our public offering and stopped selling units registered under our registration statement.

The following is a breakdown of units registered and the membership units sold in that offering:

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

On August 1, 2005 we used the proceeds of the public offering to redeem 3,125 units each from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 in accordance with the Unit Purchase and Redemption Agreement executed with ICM, Inc. and Fagen, Inc. and retained the balance of the proceeds for working capital.

Repurchases of Equity Securities

The following is a breakdown of the units repurchased during the period:

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit	Total Units Purchased as Part of Publicly Announced Plans or Programs (2)	Max. Units that May Yet be Purchased Under the Plans or Programs(2)
Aug. 1, 2005	6,250	$1,100	0	0

(1)  Redemption of 3,125 units each from ICM, Inc. and Fagen, Inc. in accordance with the Unit Purchase and Redemption Agreement.

(2)  We do not have any plans or programs to repurchase units.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit

10.1	Agreement with Mike Burns dated October 11, 2005.

31.1	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

31.3	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350

32.3	Certificate Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date:	November 14, 2005	/s/ William Pracht
William Pracht
President (Principal Executive Officer)

Date:	November 14, 2005	/s/ Thomas Leitnaker
Thomas Leitnaker
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 14, 2005	/s/ Michael Goblirsch
Michael Goblirsch
General Manager