Form 10KSB
period 2005-12-31
EAST KANSAS AGRI ENERGY LLC
filed 2006-03-31
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2005

☐  Transition report under Section 13 or 15(d) of the Exchange Act.

1934 Act Commission number 000-51278

EAST KANSAS AGRI-ENERGY, LLC

(Name of small business issuer in its charter)

Kansas	48-1251578
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 225, 1304 S. Main, Garnett, Kansas 66032

(Address of principal executive offices)

(785) 448-2888

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes              ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes                                                ☒  No

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                    ☒  Yes          ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes          ☒  No

State issuer’s revenues for its most recent fiscal year.     $35,591,321

As of December 31, 2005, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $17,393,200

As of December 31, 2005, there were 23,798 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

Transitional Small Business Disclosure Format (Check one):                                                                   ☐  Yes          ☒  No

INDEX

PART 1

ITEM 1. DESCRIPTION OF BUSINESS
ITEM 1A. RISK FACTORS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•                  Overcapacity within the ethanol industry;

•                  Actual ethanol and distillers grains production varying from expectations;

•                  Availability and costs of products and raw materials, particularly corn and natural gas;

•                  Changes in the price and market for ethanol and distillers grains;

•                  Our ability to market and our reliance on third parties to market our products;

•                  Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

–                 national, state or local energy policy;

–                 federal ethanol tax incentives;

–                 legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

–                 state and federal regulation restricting or banning the use of MTBE; or

–                 environmental laws and regulations that apply to our plant operations and their enforcement;

•                  Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;

•                  Total U.S. consumption of gasoline;

•                  Fluctuations in petroleum prices;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Costs of construction and equipment;

•                  Changes in our business strategy, capital improvements or development plans;

•                  Results of our hedging strategies;

•                  Changes in interest rates or the availability of credit;

•                  Our ability to generate free cash flow to invest in our business and service our debt;

•                  Our liability resulting from litigation;

•                  Our ability to retain key employees and maintain labor relations;

•                  Changes and advances in ethanol production technology;

•                  Competition from alternative fuels and alternative fuel additives.

•                  Other factors described elsewhere in this report.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION

Information about us is also available at our website at www.ekaellc.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART 1.

ITEM 1.     DESCRIPTION OF BUSINESS.

Overview

East Kansas Agri-Energy, L.L.C. was formed as a Kansas limited liability company on October 16, 2001. References to “we”, “us”, “our” and “East Kansas” refer to East Kansas Agri-Energy, L.L.C. Our principal business office is currently located at 1304 South Main Street, Garnett, Kansas 66032. We are managed by an 11 member Board of Directors.

In June 2005, we completed the construction of our 35 million gallon per year ethanol plant and shortly thereafter, we commenced operations. We currently produce ethanol and distillers grains for sale throughout the continental United States.

We financed the development and construction of the ethanol plant with a combination of equity and debt capital. We raised equity proceeds of $610,000 in our seed capital offering and $13,457,000 in our initial registered offering. We entered into debt financing agreements with Home Federal Savings Bank of Rochester, Minnesota on November 23, 2004, pursuant to which it lent us $26,000,000 of construction financing, which was converted to two term loans on September 20, 2005. To supplement our equity financing and debt financing and complete our capitalization plan, we issued 6,250 units to ICM, Inc. of Colwich, Kansas and Fagen, Inc. of Granite Falls, Minnesota for additional equity proceeds of $6,250,000, which we subsequently redeemed on August 1, 2005 at a total redemption price of $6,875,000 pursuant to a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. To raise the proceeds necessary to redeem the units, we commenced a registered offering for additional membership units on April 20, 2005 and on July 20, 2005, we closed our public offering. During the offering, we sold 9,091 units an aggregate price of $10,000,100. After redeeming the units from ICM, Inc. and Fagen, Inc., we retained the balance of the offering proceeds for working capital.

We have engaged United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC and United Bio Energy Trading, LLC to provide us services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management. These companies are owned by United Bio Energy, LLC of Wichita, Kansas. United Bio Energy, LLC was owned by an affiliate of ICM, Inc. and an affiliate of Fagen, Inc. However, in the second quarter of 2005, United Bio Energy, LLC merged with US BioEnergy Corporation of Brookings, South Dakota, which builds and operates biofuel production facilities which may be in competition with our plant. We are highly dependent on United Bio Energy, LLC and its subsidiaries. As a result of the merger between United Bio Energy, LLC and US BioEnergy Corporation, a conflict of interest may develop between us and US BioEnergy Corporation and it may adversely affect our ability to make a profit.

Over the past 12 months we have installed the infrastructure necessary to support plant operations. This includes electrical substations, water pipelines and wells, a water treatment facility, road improvements and a natural gas pipeline. We have also obtained the permits required to construct and operate the plant. We have hired all of the personnel necessary to operate the plant. We currently employ 34 full-time employees.

Fuel grade ethanol is our primary product accounting for the majority of our revenue. We also sell distillers grains, a principal co-product of the ethanol production process, which may be sold as distillers dried grains and distillers modified wet grains.  Although we had a short operation year, commencing operations in June 2005, we processed approximately 7 million bushels of corn into approximately 19.4 million gallons of ethanol in 2005. We also processed approximately 93,000 tons of distillers grains in 2005. In 2006, we anticipate producing approximately 37 million gallons of ethanol and 182,000 tons of distillers grains, from approximately 13 million bushels of corn. There is no assurance that we will be able to operate at these levels.

We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Description of Dry Mill Process

An ethanol plant is essentially a fermentation plant which makes ethanol by processing corn, milo and various other grains. The corn and/or milo is received by semi-trailer truck, and is weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. The corn/milo is then transported to a hammermill or grinder where it is ground into flour and conveyed into a slurry tank for processing. We add water, heat and enzymes to break the ground corn/milo into a mash. This mash is heat sterilized and pumped to a tank where other enzymes are added to convert the starches into glucose sugars. Next, the mash is pumped into one of four fermenters, where yeast is added, to begin a forty-eight to fifty hour batch fermentation process. Carbon dioxide is produced during the fermentation process. A distillation process vaporizes the alcohol from the corn mash. The alcohol is further dried in a rectifier and molecular sieve. The resulting 200 proof alcohol is then pumped to shift tanks and blended with five percent gasoline as it is pumped into denatured ethanol storage tanks. The denaturant is used to make the product unfit for human consumption and commercially saleable.

The mash exiting the distillation process is pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, is condensed into a thicker syrup called condensed solubles. The solids that exit the centrifuge are called wet cake or distillers wet grains. Typically, this wet cake is conveyed to dryers where condensed solubles are added and moisture is removed to produce distillers dried grains, which may be used as animal feed.

Principal Products and Markets

The principal products we produce at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is by-product of the ethanol production process, but, at present, we do not capture or market it.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air act has made ethanol fuels an important domestic renewable fuel additive. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.

Ethanol Markets. The principal markets for our ethanol are regional petroleum terminals located in major population centers in Kansas and neighboring states, including such cities as Kansas City, Missouri; Wichita, Kansas; Tulsa, Oklahoma; and St. Louis, Missouri. The principal purchasers of ethanol are generally oil refiners and wholesale gasoline marketers and distributors that use ethanol for blending with gasoline. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) in 2004 is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the implementation of a Renewable Fuels Standard in August 2005 is expected to favorably impact the ethanol industry by enhancing the use of ethanol by allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. See, “DESCRIPTION OF BUSINESS – Governmental Supports and Regulation, Federal Ethanol Supports.”

As described below in “Sales and Distribution of Principal Products,” we market and distribute our ethanol through third parties.

Distillers Grains

A principal co-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement. Distillers grains contains nutrients that have important growth promoting properties for dairy and beef cattle, poultry and swine. Our dry mill ethanol processing creates two forms of distiller grains: Distillers Wet Grains and Distillers Dried Grains with Solubles. Distillers Wet Grains is processed corn mash that contains approximately 70% moisture. Distillers Wet Grains has a shelf life of approximately three days and is generally sold locally. Distillers Dried Grains are Distillers Wet Grains dried to 10% to 12% moisture resulting in a longer shelf life.

Distillers Grains Markets. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains competes with other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distiller grains contain by-pass protein that is superior to other protein supplements. For dairy cattle, the high digestibility and net energy content of by-pass proteins found in distillers grains, as well as its high fat content, yields greater milk production as compared to other feed ingredients. For beef cattle, feedlot studies have found that the improved rumen health, energy effect of the fiber and palatability promotes faster and more efficient growth. For poultry and swine, feeding trials have found that distillers grains is a useful and economic source of protein, fat and beneficial unidentified growth and health factors. Although poultry and swine account for a small portion of the distillers grains market, we believe that with the advancement of research into the feeding rations of poultry and swine, these markets may grow.

As described below in “Sales Distribution of Principal Products,” we market and distribute our distillers grains through third parties.

Sales and Distribution of Principal Products

Our ethanol plant is located in Garnett, Kansas in eastern Kansas. The plant site is located in the Golden Prairie Industrial Park on the edge of Garnett. We selected Garnett because of its location relative to existing grain production and its close proximity to major highways that connect to major population centers such as Kansas City, Missouri; Wichita, Kansas; Tulsa, Oklahoma; and St. Louis, Missouri. Although, the site has accessibility to rail transportation, our distribution needs are currently satisfied by truck transportation and we do not anticipate constructing a rail spur to access such rail transportation for the foreseeable future.

Ethanol Distribution

We market the ethanol produced at the plant through United Bio Energy Fuels, LLC (“UBE Fuels”) Pursuant to our marketing agreement with UBE Fuels, UBE Fuels purchases and markets all of the fuel-grade ethanol produced at our plant. UBE Fuels is responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold. The price received by us from the sale of ethanol is based upon the price that UBE Fuels receives from the sale of ethanol to its customers, minus a $0.01 fee per gallon sold and any expenses incurred in connection with the sale and delivery of the ethanol. The marketing agreement between us and UBE Fuels is in effect until 2009 and is renewed automatically for one-year terms, unless either party provides ninety days written notice of termination prior to the end of the current term.

Distillers Grains Distribution

We contract with United Bio Energy Ingredients, LLC (“UBE Ingredients”) to market all of the dried and wet distillers grains produced at the plant. For our distillers grains, we receive 98% of the price UBE Ingredients charges its buyers of dried distillers grains, and 95% of the price UBE Ingredients charges its buyers of wet distillers grains. The distillers grains marketing contract is in effect until 2009 and automatically renews for additional one-year terms, unless discontinued by either party upon at least ninety days prior written notice. UBE Ingredients has also hired a distillers grains merchandiser who is located at our plant and is expected to sell a portion of our distillers grains to local markets.

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, such as St. Louis, Missouri, the Federal Oxygen Program of the Clean Air Act requires the sale of oxygenated motor fuels during the winter months to reduce carbon monoxide pollution. Because ethanol is a fuel oxygenate additive, we expect fairly light seasonality with respect to our gross profit margins on our ethanol.

New Products and Services

We have not introduced any new products or services during this fiscal year.

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with UBE Fuels and UBE Ingredients and we rely on UBE Fuels and UBE Ingredients for the sale and distribution of all of our products. In the event our relationship with UBE Fuels or UBE Ingredients is interrupted or terminated for any reason, we believe that another entity to market our ethanol and distillers grains could be located. Any interruption, however, could temporarily disrupt the sale of ethanol and distillers grains and adversely affect our business and operations. See “Sales and Distribution of Principal Products.”

Governmental Supports and Regulation

Federal Ethanol Supports

The ethanol industry benefits from several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 that is likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (the “RFS”). The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS began at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.

On December 30, 2005, the Environmental Protection Agency published an “interim rule” in the Federal Register imposing a 2.78% default provision (equating to 4 billion gallons of renewable fuel) of the RFS. The interim rule was prepared as a Direct Final Rule, meaning it became effective upon publication due to the absence of compelling negative comments filed within 30 days. The Direct Final Rule applies a collective compliance approach, meaning no refiner individually has to meet the standard, but that the industry as a whole will have to blend at least 2.78% renewable fuels into gasoline this year. Any shortfall in meeting this requirement would be added to the 4.7 billion gallon RFS requirement in 2007. There are no other consequences for failure to collectively meet the 2006 standard. Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met and that more than 4 billion gallons of ethanol and biodiesel will be blended this year. An EPA brief explaining its action can be viewed at www.epa.gov/otaq/renwewablefuels/. The Direct Final Rule is only expected to apply in 2006. The EPA expects to promulgate more comprehensive regulations by August 8, 2006, but the interim rules and collective compliance approach are expected to apply for the entire 2006 calendar year. In 2007 and subsequent years, the EPA expects to specifically identify liable parties, determine the applicable RFS, and develop a credit trading program. Further, the standards for compliance, record-keeping and reporting are expected to be clarified.

The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the E-20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer.

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. However, the Energy Policy Act of 2005 repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. The Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Energy Policy Act and a number of states, including California, participate in this program. The two major oxygenates added to gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

Effect of Governmental Regulation

The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the

Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

In 2005, our costs of environmental compliance were approximately $60,000, and consisted primarily of permitting and licensing fees and environmental compliance testing.

Our Competition

We are in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional producers will enter the market if the demand for ethanol continues to increase. Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and our proximity to regional petroleum terminals.

According to the Renewable Fuels Association’s Ethanol Industry Outlook (January 2006), at the end of 2005 the ethanol industry has grown to over 95 production facilities in the United States with an additional 29 plants under construction and 9 expansions of existing plants. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland (“ADM”), Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. Archer Daniels Midland has announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. Management is unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand for or price of our ethanol. However, it is possible that the plant-building boom will create a market glut for ethanol thereby driving ethanol prices, along with our revenues, down due to the increasing supply.

The following map from the Renewable Fuels Association identifies the location of most of the ethanol producers in the United States.

Source: Renewable Fuels Association, Ethanol Industry Outlook (January 2006)

International Competition

Ethanol production is also expanding internationally and we may have to compete with international ethanol producers, which may be able to produce and sell ethanol more inexpensively. Brazil has long been the world’s largest producer and exporter of ethanol; however, in 2005, US ethanol production slightly exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive raw material alternative to corn. However, because of various tariffs on the importation of ethanol into the United States, the price of ethanol produced in the United States is currently more competitive than ethanol imported from Brazil. In the event that these tariffs are reduced or eliminated, however, the price of ethanol produced in the United States may become less competitive, which could adversely impact the ability to sell ethanol.

In addition, the Caribbean Basin Initiative allows for ethanol produced in participating Caribbean Basin countries to be imported into the United States duty free. While the Caribbean Basin Initiative caps the amount of duty free ethanol imported into the United States at 7% of the total United States’ production from the previous year, as total production in the United States grows, the amount of ethanol produced from the Caribbean area and sold in the United States will also grow, which could impact the ability to sell ethanol.

Competition from Alternative Fuels

Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development by ethanol and oil companies with far greater resources. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of MTBE and ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

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

Distillers Grains

Our plant primarily competes with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association approximately 9 million metric tons of distillers grains were produced by ethanol plants in 2005 and this amount is expected to increase as the number of ethanol plants increase. Our distillers grains also compete with other livestock feed formulations: corn gluten feed, dry brewers grain, soybean meal and mill feeds. Distillers grains primarily compete with these products on the basis of price and protein content.

Sources of Raw Materials - Corn and Milo Feedstock Supply

To operate at a name-plate capacity of 35 million gallons of ethanol annually, our plant requires approximately 13 million bushels of grain per year for its dry milling process. The grain supply for our plant will be obtained pursuant to our Raw Grains Agreement with United Bio Energy Ingredients, LLC, described below. We will depend heavily on the performance of United Bio Energy Ingredients, LLC for our grain inputs.

We are dependent on the availability and price of corn and milo. Although the area surrounding the plant produces a significant amount of corn and milo and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there is an extended drought or other production problem.

Raw Grains Agreement

We purchase the raw grains (corn and milo) necessary for ethanol production at our plant from United Bio Energy Ingredients, LLC (“UBE Ingredients”). Pursuant to our raw grains agreement with UBE Ingredients, we pay UBE Ingredients the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a per bushel fee. The title, risk of loss, and responsibility for the quality of grain transfers to us when we unload the grain at the plant. Prior to that time, UBE Ingredients bears the risk of loss. All grain delivered to the plant must meet certain quality standards and we have the option to reduce the price we pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance. The raw grains agreement between us and UBE Ingredients is in effect until 2009 and is renewed automatically for one-year terms, unless either party provides ninety days written notice of termination prior to the end of the current term.

Trading Agreement

We have engaged United Bio Energy Trading, LLC (“UBE Trading”) to provide us with market information, hedging consulting services and to assist with internal risk management procedures. Due to fluctuations in energy and feedstock markets, UBE Trading utilizes forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing. For these services, we will pay UBE Trading a monthly fee of $6,000. The trading agreement between us and UBE Trading is in effect until 2009 and is renewed automatically for one-year terms, unless either party provides ninety days written notice of termination prior to the end of the current term.

See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Results of Operations for Fiscal Year 2005, Cost of Sales” for a more detailed discussion of our corn supply.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Commodity Price Risks” for a more detailed discussion of our hedging activities.

Utilities

The plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We have entered into agreements with providers of these utilities as follows:

Natural Gas

Our plant requires a natural gas supply of approximately 2,900 MMBtu per day when drying. If the direct gas-fired dryer operates 100% of the time for an entire year, the plant could consume 1,030,000 MMBtu per year. We engaged U.S. Energy Services, Inc. of Wayzata, Minnesota, to provide consulting and energy management services for supplies of electricity and natural gas. Our natural gas requirements are supplied by Southern Star Central Gas Pipeline and Kinder Morgan Interstate Gao Transmission. Since operations commenced in June 2005, there have been no interruptions in the supply of natural gas to our plant from our suppliers and all of our natural gas requirements have been met.

Electricity

Our plant requires approximately 20,000,000 kilowatt hours per year. We have entered into an agreement with Kansas City Power and Light Company to provide for our electricity needs for a term of 15 years.

On May 10, 2005, we entered into an agreement with ICM, Inc. for the purchase of a steam turbine generator. In order to finance the purchase of the generator, we executed a promissory for $1,760,274 to ICM, Inc and granted a security interest in the generator to ICM, Inc. as collateral for the loan. See MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources, Debt Financing” for a more detailed discussion of this note. We expect that the generator will generate up to approximately 25% of the plant’s electricity needs and will result in net energy savings.

Water

We will require a significant supply of water, approximately 350,000 gallons per day. We have entered into an agreement with the City of Garnett for our water requirements at the usual rates.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Management and Employees

United Bio Energy Management, LLC (“UBE Management”) manages the day-to-day operations of the ethanol plant, under a management agreement with East Kansas. Under the management agreement, we pay UBE Management a fixed annual fee and an incentive bonus based on annual net income. We also pay certain expenses incurred with respect to the operation of the plant while other expenses, including, but not limited to, the provision of a full-time general manager, are included as part of UBE Management’s fees. The agreement is in effect until November 12, 2009 and automatically renews for successive one-year terms unless either party provides a 90-day advance written notice of termination. We may terminate UBE Management if UBE Management fails or refuses to perform its duties under the management agreement and in certain other limited circumstances.

Mike Goblirsch is our general manager. Mr. Goblirsch oversees and is responsible for operations and production at the plant on a day-to-day basis. The general manager is a full-time, on-site position, but Mr. Goblirsch is an employee of UBE Management. For Mr. Goblirsch’s biographical information, see “Directors and Executive Officers of the Registrant.”

We employ 34 full-time employees, 30 of whom are employed in ethanol production operations and 4 are employed in general management and administration. This does not include Mr. Goblirsch who is the employee of UBE Management, our distillers grains merchandiser who is employed by UBE Ingredients or our grain merchandiser who is employed by UBE Trading. The following table represents the positions held by our current employees:

Position	# Employed
Plant Manager	1
Chief Financial Officer/Controller	1
Lab Manager	1
Lab Technician	2
Administrative/Clerical	2
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	5
Material Handlers	4
Plant Operators	9
Scale Operator	1
TOTAL	34

We do not expect a significant change in the number employees over the next 12 months.

ITEM 1A. RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Relating to Our Business

We have a limited operating history and our operating results could fluctuate significantly. We began our business in 2001 and commenced production of ethanol at our plant in June 2005. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors many of which are outside our control. These factors include:

•                  Weather, supply and demand and other variables affecting the price and supply of corn;

•                  Changes in interest rates and availability of credit;

•                  Reliability and construction quality of the ethanol plant to permit it to operate at a level that we expect;

•                  Legislative changes in policy at the federal or state level concerning ethanol and gasoline additives;

•                  Amount and timing of capital expenditures and other costs relating to maintenance or expansion of our operations;

•                  Technical difficulties in operating the ethanol plant;

•                  New products and new plants from ethanol producers or oil companies; and

•                  General economic conditions, or economic events specific to agriculture, oil or automobile markets.

As a result of these factors, and other risk factors described herein, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

We are dependent upon United Bio Energy, LLC and its subsidiaries to manage and operate our ethanol plant. There are several material agreements in effect with four subsidiaries of United Bio Energy, LLC (“UBE”) with respect to the operations of the plant. UBE Management manages our ethanol plant and UBE Fuels is the sole buyer of our ethanol. UBE Ingredients is the sole marketer of our distillers grains and procures all of the corn and milo needed for ethanol production at our plant. UBE Trading provides us with overall risk management. In addition, UBE is owned by US BioEnergy Corporation of Brookings, South Dakota which builds and operates biofuel production facilities which may be in competition with our plant. If any of these parties were to terminate any of these relationships, we believe that we can locate other arrangements for the management of our plant, the sale and distribution of our products and procurement of our grain inputs. However, if we are not able to secure suitable and timely replacements for those services at a reasonable cost or at all, it would materially harm our business.

Our business is not diversified. Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol, the Company has no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.

Our financial performance is dependent on corn and natural gas prices and market prices for ethanol and distillers dried grains, and our financial condition and results of operation are directly affected by changes in these market prices. Our results of operations and financial condition is significantly affected by the cost and supply of corn and natural gas and by the selling price for ethanol and distillers grains. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control.

The availability and price of corn is influenced by weather, governmental policy, disease and other market conditions. The prices for and availability of natural gas, like corn, are also subject to volatile market conditions. In addition, natural gas has recently been available only at prices exceeding historical averages. Moreover, significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Generally, higher input prices produce lower profit margins. This is especially true if market conditions do not allow us to pass to our customers these increased costs. In the event of higher prices, there is no assurance that we will be able to pass these costs through to our customers. Furthermore, increases in our corn or natural gas prices or changes in our corn or natural gas costs relative to corn and natural gas costs paid by competitors may adversely affect our results of operations and financial condition. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”

Our revenues are exclusively dependent on the market prices for ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol generally tends to increase as the price of gasoline increases, and the price of ethanol generally tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely lead to lower prices for ethanol, which may decrease our ethanol revenues. Similarly, the price of distillers grains generally tends to fluctuate in the same direction as the price of corn and soybean meal. Therefore, any lowering of corn or soybean meal prices will likely lead to lower prices of distillers grains.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels. Recently, the spread between ethanol and corn prices has been at historically high level, due in large part to high oil prices and low corn prices. However, this spread has fluctuated significantly in 2005 and may fluctuate significantly in the future. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

We engage in hedging transactions which involve risks that could harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments. However, our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. In addition, hedging activities themselves can result in costs because price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors, including commodity cash prices, that are beyond our control. We may incur such costs and they may be significant.

Changes and advances in ethanol production technology may hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than we are able. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.

Risks Related to Ethanol Industry

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. In 2005, 95 ethanol plants located in 19 states produced a record 4 billion gallons, a 17% increase from 2004 and 126% increase from 2001. At the end of 2005, 29 plants and 9 major expansions were under construction, representing an additional 1.5 billon gallons of production capacity. Kansas currently has 7 ethanol plants in operation. If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to blend ethanol with gasoline, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. We compete with plants similar to our size, as well as a number of plants that can produce a wider range of products than we can and have greater resources than we do. In addition, the number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. This is especially true for the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, an April 2000 report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.

Competition from ethanol imported from Brazil and Caribbean Basin countries may be a less expensive alternative to our ethanol. Brazil is currently one of the world’s largest producers and exporters of ethanol. Ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive raw material alternative to corn. In addition, ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Competition from ethanol imported from Caribbean Basin countries or Brazil may affect our ability to sell our ethanol profitably, adversely affecting our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry and our business are benefited by a variety of federal laws covering environmental, tax and other areas and federal incentives, including Clean Air Act Programs, VEETC and those included in the Energy Policy Act of 2005. See “DESCRIPTION OF BUSINESS

– Governmental Supports and Regulation, Federal Ethanol Supports.”  The modification or elimination of any of the federal laws and programs described above (or any other applicable law or program), or the reduction of any of the incentives or tax credits described above, could result in decreased demand for ethanol, which could negatively affect our profitability and financial condition.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

ITEM 2. DESCRIPTION OF PROPERTY.

The ethanol plant is located on an approximately 59 acres located in the Golden Prairie Industrial Park on the edge of Garnett, Kansas. The plant’s address is 1304 S. Main Street, Garnett, Kansas 66032.

The plant is designed to grind approximately 13 million bushels of corn and milo per year to produce approximately 35 million gallons of ethanol. Construction of the plant was substantially completed in July 2005 with final construction items completed in September 2005. The ethanol plant consists of the following buildings:

•                  A fermentation and processing building, which contains processing equipment, laboratories, control room and offices. This building also includes a maintenance area with offices, spare parts storage, welding shop and maintenance equipment;

•                  A grain handling and storage building, which contains a control room and 1st and 2nd level mezzanines for cleaning, grinding and conveying corn;

•                  An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.

•                  An energy building which contains centrifuges, DDGS dryers, thermal oxidizer, steam turbine generator and reverse osmosis water filtrations system.

•                  A pump house which contains a motor control room, diesel powered fire pump and water pump for process water.

In addition, the plant includes a fermenter walkway, evaporator and storage facilities for ethanol and distillers grains. The site also contains improvements such as landscaping, drainage systems and paved access roads. On April 5, 2005, we received an easement from the State of Kansas in exchange for $1.00 which will allow us to construct and operate a railroad spur line across state park property owned by the State of Kansas. Although we expect to complete the dirt work for the rail siding during the second quarter of 2006, our distribution needs are currently satisfied by truck transportation and we do not anticipate constructing a rail spur to access such rail transportation for the foreseeable future.

We have transferred title to the plant site and improvements to the City of Garnett as the security for the industrial revenue bond financing from the City of Garnett and are leasing back the site in exchange for lease payments in an amount that is equal to the amount of interest to be paid on the City of Garnett Bonds. The industrial revenue bonds that we purchased from the City of Garnett serve as collateral for our term debt financing with Home Federal Savings Bank. See MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources, Debt Financing” for a more detailed discussion of these transactions.

ITEM 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, East Kansas may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings..

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

Market Information

There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates. So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a publicly reporting company, we will continue to make information about the Company publicly available on our website.

Unit Holders

As of December 31, 2005, we have approximately 646 unit holders of record.

Distributions

We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail under “MANAGEMENTS DISCUSSION AND ANALYSIS — LIQUIDITY AND CAPITAL RESOURCES, DEBT FINANCING.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended December 31, 2005. Since we only became operational in June 2005, we do not have comparable income, production and sales data for the twelve months ended December 31, 2004. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of fiscal year ending December 31, 2004 and the fiscal year ending December 31, 2005, it is important that you keep that in mind.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “RISK FACTORS” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

We were formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett in eastern Kansas. In June 2005, we completed the construction of our 35 million gallon per year ethanol plant and since then, we have been engaged in the production of ethanol and distillers grains. We have engaged UBE Management to supervise and direct the general operations of our plant. See “DESCRIPTION OF BUSINESS – Management Agreement” for additional information regarding our management agreement with UBE Management.

Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States. We purchase all of our corn and milo from UBE Ingredients. See “DESCRIPTION OF BUSINESS – Sources of Raw Materials - Corn and Milo Feedstock Supply, Raw Grains Agreement” for information regarding our raw grains agreement with UBE Ingredients. After processing the corn, our ethanol and distillers grains are sold to UBE Fuels and UBE Ingredients, respectively, which subsequently markets and sells our products. See “DESCRIPTION OF BUSINESS – Sales and Distribution of Principal Products,” for information regarding our ethanol agreement with UBE Fuels and our distillers grains marketing agreement with UBE Energy Ingredients.

We are subject to industry-wide factors that affect our operating income and cost of production. Our operating results are largely driven by the prices at which we sell ethanol, distillers grain and corn oil and the costs related to their production. Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. Surplus ethanol supplies also tend to put downward price pressure on ethanol. In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Surplus grain supplies also tend to put downward price pressure on distillers grains. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas. The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control over. Natural gas prices fluctuate with the energy complex in general. Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil. Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Financial Summary and Analysis of the Fiscal Year Ended December 31, 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended December 31, 2005:

Income Statement Data	Amount	% of Revenues

Revenues	$35,591,321	100.0
Cost of Sales	$(26,879,985)	75.5
Gross Profit	$8,711,336	24.5

Operating Expenses	$1,781,495	5.0
Operating Income	$6,929,841	19.5

Other Income (Expense)	$(1,822,302)	(5.1)
Net Income	$5,107,539	14.4

We had net income of $5,107,539 in fiscal year 2005. Since we only recently became operational in June 2005, we do not yet have comparable income, production and sales data for fiscal year ended December 31, 2004.

Revenues. Revenues from operations for fiscal year ended December 31, 2005 totaled approximately $35.6 million. Net gallons of denatured ethanol sold totaled approximately 19,111,000 gallons for fiscal year ended December 31, 2005. Revenues in fiscal year 2005 resulted from the start-up of operations in June 2005.

Ethanol prices, which had experienced a seasonal decline in the spring and summer of calendar 2005, started rising in approximately August 2005, commensurate with the increase in gasoline prices resulting from the hurricanes in the southeastern United States which interrupted petroleum refining. Historically, ethanol prices have been seasonal, increasing in the late summer and fall as gasoline blenders and marketers increase inventory in anticipation of mandatory blending in the winter months, and decreasing in the spring and summer when mandatory blending ceases. The rise in ethanol prices during 2005 was remarkable because it started sooner than the seasonal norm and rose higher than historical norms, due in part to the hurricanes as well increased demand, public acceptance and positive political signals for ethanol.

The increase in ethanol prices during the latter part of our 2005 has continued through the first quarter of 2006, despite a significant increase in supply of ethanol resulting from many additional producers in the industry. However, management believes the industry will need to continue to grow demand in order to sustain these higher price levels. Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur. If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs fail to remain low and stable. Areas where demand may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas. According to the Renewable Fuels Association, Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as VEETC and the RFS. Changes to these supports or incentives could significantly impact demand for ethanol. Since the current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol. This could positively affect our earnings. However, the increased RFS requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol. This would have a negative impact on our earnings.

Due to the several factors affecting the price of ethanol, we are unable to predict with any degree of certainty where prices might be during the remainder of fiscal 2006.

Our USDA Commodity Credit Corporation Bioenergy Program payments were $1,276,927 for the fiscal year ended December 31, 2005. Payments under the Bioenergy Program are based upon increases in ethanol production relative to previous years. Due to the fact we only had a partial year of operation in fiscal year 2005, we expect to receive additional program payments in fiscal year 2006. However, based upon the reductions in Bioenergy Program payments made during 2005, we do not expect to receive the maximum award of $7.5 million. The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding. In addition, the income from the Bioenergy Program is significantly less than the amount we are eligible for based on our production. This reduction is attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments. We do not anticipate receiving unpaid amounts for past pro rata reductions. The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding. The Bioenergy Program was scheduled to expire on September 30, 2006. Funding under the program is subject to an annual apportionment.  On January 23, 2006, the USDA Farm Service Agency issued a letter outlining the funding factors for the Bioenergy Program for the government fiscal year 2006. The OMB apportioned the Bioenergy Program $60 million for fiscal year 2006 and the apportionment includes a restriction that the funds may only be used during the 2006 fiscal year.  This same restriction applied for the last three fiscal year program apportionments. As a result of this restriction, $34 million of the $60 million apportionment was used for the fourth quarter fiscal year 2005 payments, leaving only $25.5 million available for the first three quarters of fiscal year 2006, or $8.5 million per quarter.  The CCC recently announced that its funds would be exhausted in the third quarter of the government’s fiscal year and that the Bioenergy Program would terminate as of June 30, 2006.

During the 2005 fiscal year, we received payments of $669,329 from the Kansas Qualified Agricultural Ethanol Producer Incentive Fund. These incentive payments are only available for the first seven years of production. The available statewide funding for these incentive payments was $1.5 million per year for 2002-2004 and will increase to $3.5 million per year for 2005-2011 plus any excess balance carried over from the prior year’s current production account. Any shortfall in the available funds will result in a pro rata decrease in the incentives paid to the individual ethanol producers.

Cost of Sales. Our cost of sales from the production of ethanol and distillers grains are primarily made up of raw grains expenses and energy expenses (natural gas and electricity). Cost of Sales for fiscal year ended December 31, 2005 totaled approximately $26.9 million.

We purchased approximately 7 million bushels of corn in fiscal year 2005. The 2005 national corn crop was the second largest on record with national production at approximately 11.11 billion bushels, exceeded only by the 2004 crop (at approximately 11.8 billion bushels). This resulted in lower corn prices as reflected in our cost of goods sold. A crop at this level is anticipated to provide an ample supply of corn and we anticipate corn costs will remain low and stable into the 2005-2006 marketing year. However, an increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices. Any increase in the price of corn would have a negative impact on our cost of goods sold. In addition, we expect the grain market to begin focusing on prospects for the 2006 crop, where variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins. Recently, many market analysts are predicting lower U.S. corn acreage this year due to higher fertilizer prices caused by high natural gas prices, decreased domestic fertilizer production and increased global demand for fertilizers. Although carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn.

Natural gas is also an important input to our manufacturing process. We estimate that our natural gas usage is approximately 85,000 million British thermal units (“MMBTU”) per month. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States. Natural gas has recently been available only at prices exceeding historical averages. The prices are increasing our costs of production. In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United States. Natural gas prices rose from approximately $9.80/MMBTU to approximately $12.30/MMBTU as a result of the hurricane. We expect natural gas prices to remain high during 2006.

Cost of goods sold includes a gain of $38,000 for the fiscal year ended December 31, 2005 related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. For the fiscal year ended December 31, 2005, the increases in the value of our derivative instruments partially offset the increases in the cash prices for corn and natural gas. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses. Operating expenses for fiscal year ended December 31, 2005 totaled $1,781,495.  Our operating expenses are primarily due to expenses of $926,057 from start-up operations and $855,438 of general and administrative expenses.

Operating Income. Operating income for fiscal year ended December 31, 2005 totaled $6,929,841.

Other Income (Expense). Our other income and expense for the fiscal year ended December 31, 2005 was an expense of $1,822,302. This expense resulted primarily from interest expense of $1,869,346.

Financial Summary and Analysis of Fiscal Quarter Ended December 31, 2005

The following tables shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal quarter ended December 31, 2005:

Income Statement Data	Amount	% of Revenues

Revenues	$19,792,899	100.0
Cost of Sales	$(13,921,289)	70.3
Gross Profit	$5,871,610	29.7

Operating Expenses	$432,781	2.2
Operating Income	$5,438,829	27.5

Other Income (Expense)	$(627,858)	3.2
Net Income	$4,810,971	24.3

For the fourth fiscal quarter of 2005, net income totaled $4,810,971, up from net income of approximately $1,457,000 reported in the third quarter of fiscal year 2005.  Since we only recently became operational in June 2005, we do not yet have comparable income, production and sales data for fiscal quarter ended December 31, 2004.

Revenues. Revenues from operations for the fourth fiscal quarter of 2005 totaled $19,792,899, up from $14,977,276 in the third quarter of fiscal 2005. This increase was primarily due to an increase in net gallons of denatured ethanol sold at higher prices in the fourth quarter of fiscal 2005 compared to the third quarter of fiscal year 2005. Our distillers grains sales also increased from $2,158,000 in the third quarter to $2,607,000 in the forth quarter of fiscal year 2005. Additionally, federal and state incentives received in the forth quarter increased by $1,864,000 compared to the third quarter of fiscal year 2005. Federal and state incentives received in the third quarter only reflected our first 15 days of operation.

Cost of Sales. Our cost of sales for the fourth fiscal quarter of 2005 totaled $13,921,289, up from $11,970,090 in the third quarter of fiscal 2005. The change in cost of goods sold resulted from increased purchases of raw materials due to the increase in production volume at our plant.

Operating Expenses. Operating expenses for the fourth quarter of fiscal 2005 totaled $432,781, up from the $375,277 we reported in the third quarter because of an increase in our general and administrative expenses.

Operating Income. Our operating income the fourth quarter of 2005 was $5,438,829, up from $2,609,356. This increase was primarily due to a full quarter of operations in the fourth quarter of 2005.

Other Income (Expense). Other income and expense consisted of an expense of $627,858 in the fourth fiscal quarter of 2005, compared to an expense of $1,152,108 reported in the third quarter of fiscal 2005. The decrease in other expense was a result of a decrease in interest expense which was higher in the third quarter due to interest expenses associated with our redemption of units held ICM, Inc. and Fagen, Inc.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We did not have any critical accounting estimates as of fiscal year ended December 31, 2005.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using non-hedge derivative accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of December 31, 2005, the fair value of our derivative instruments relating to corn are reflected as an asset in the amount of $111,000. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

As of December 31, 2005, UBE Trading has entered into forward corn purchase contracts for the purchase of approximately 13,345,000 bushels of corn at various dates through July 2006 on our behalf. We have price protection in place for approximately 60% of our corn needs through July 2006. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward into the fall harvest months, additional price protection may be required to solidify our margins for fiscal year 2006. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of December 31, 2005, we have forward contracts to purchase approximately 143,000 MBTUs of natural gas through February 2006. Additional price protection for fiscal year 2006 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains. We will continue to focus our attention on three main areas: (i) maximizing our plant’s operational efficiency to operate as competitively as possible; (ii) completing any unfinished site work; and (iii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible.

Plant Operations

We commenced operations at our plant in June 2005 and our plant passed performance testing on July 15, 2005. Since that time, our plant has consistently exceeded its nameplate production capacity of 35 million gallons of ethanol per year, as measured on a pro rata basis. While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.

We are subject to ongoing environmental regulations and testing. On October 24, 2005, we completed and passed all air emission and associated compliance testing for the plant. In addition, as a condition of our National Pollutant Discharge Elimination System (“NPDES”) Wastewater Discharge Permit, we must submit monthly monitoring reports to Kansas Department of Health and Environment.  We are currently in compliance with all NDPES compliance testing for the plant.

On April 5, 2005, we received an easement from the State of Kansas in exchange for $1.00 which will allow us to construct and operate a railroad spur line across state park property owned by the State of Kansas. Although we expect to complete the dirt work for the rail siding during the second quarter of 2006, our distribution needs are currently satisfied by truck transportation and we do not anticipate constructing a rail spur to access such rail transportation for the foreseeable future. This may negatively affect our ability to make a profit due to the higher cost associated with transport by trucks.

On October 11, 2005, we entered into a definitive written agreement with Mike Burns, a member of East Kansas, for approximately 720,000 cubic yards of compacted fill in exchange for payment of $300,000 to be paid in three equal payments of $100,000. The first payment was due and paid upon execution of the agreement and the remaining payments were due on November 15, 2005 and December 15, 2005. As of December 31, 2005, we have paid all amounts due under the agreement.

On July 28, 2005 we engaged HDB Construction, Inc. for rail spur site preparation work in exchange for payment of an aggregate cost not to exceed $1,556,468 and instructed HDB to commence work on rail site preparation. As of December 31, 2005, we have incurred and paid $1,233,644 of costs related to this project.

We have an agreement with the City of Garnett to share the cost of certain highway improvements. We estimate that our obligation for improvements under the agreement will be approximately $135,000.

We are in the process of installing optimization software to provide advanced process controls for our natural gas usage, ethanol output and distillers grains output. The purpose of this software is to provide greater efficiency in the drying of our distillers grains, which we anticipate will reduce our energy costs and potentially increase our ethanol and distillers grains output. We expect the project to be completed in the second quarter of 2006. Total project costs are expected to be approximately $600,000.

Operating Budget and Financing of Plant Operations

We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facility and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Corn and Utilities Costs	$41,200,000
General and administrative costs	$7,030,000
Other Production Costs	$7,650,000

Total operating costs	$55,880,000

The estimates in the table set forth above are based upon our limited operational experience and that of UBE Management with other ethanol plants similar to ours. These are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:

•                  Changes in the availability and price of corn;

•                  Changes in federal ethanol tax incentives;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Increased competition in the ethanol industry;

•                  Changes in interest rates or the availability of credit;

•                  Changes in our business strategy, capital improvements or development plans;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•                  Changes in the availability and price of natural gas;

•                  Increases or decreases in the supply and demand for distillers grains.

Liquidity and Capital Resources

Overview

At December 31, 2005, we had the following assets: cash and cash equivalents of $4,569,145, total current assets of $9,766,098 and total assets of $103,859,381. Our cash and cash equivalents increased due to our accumulation of cash reserves during the fourth quarter. The substantial increase in total assets from year end 2004 is a result of an increase of our property, plant and equipment assets due to completion of construction of the plant and our approximately $48 million investment in industrial revenue bonds from the City of Garnett, Kansas. See “Debt Financing - Industrial Revenue Bond Financing” below for further information about the industrial revenue bond financing.

At December 31, 2005, we had total current liabilities of approximately $4,428,030, long term debt, net of current maturities, of $23,438,059 and a lease obligation of $47,866,177. We incurred our lease obligation in December 2005 as part of our industrial revenue bond financing. See “Debt Financing - Industrial Revenue Bond Financing” for further information about the lease obligation.

The members’ contributions are $24,707,100. Retained earnings as of December 31, 2005 is $3,420,075. Total members’ equity as of December 31, 2005, is $28,127,175.

Our capital requirements for the coming year include financing operations and completing necessary follow-up construction, regular maintenance and infrastructure projects for our plant. As of December 31, 2005, working capital, consisting of current assets and current liabilities, totaled $5,338,068 and our ratio of current assets to current liabilities was 2.2 to one. With the capital we had available at December 31, 2005, we believe we have sufficient resources for those purposes.

Cash Flow

The following table shows cash flows for the fiscal year ended December 31, 2005:

2005
Net cash from operating activities	$3,175,168
Net cash used for investing activities	$(38,817,615)
Net cash from financing activities	$34,000,773

Cash Flow From Operations. Our operating activities for the year ended December 31, 2005, generated $3,175,168 of net cash flow, which included energy production credits from state and federal programs, as discussed below. The net cash from operating activities primarily includes net income from operations adjusted for depreciation and amortization of $1,590,700. Also reducing cash at December 31, 2005 was an increase in accounts receivable of $2,651,546 and inventory of $1,595,547.

Cash Flow From Investing Activities. We used $38,817,615 of cash for investing activities for the year ended December 31, 2005, all of which was used to purchase land, property and equipment. A majority of that amount, $38,427,615, was used to purchase our plant and equipment. The remaining amount of $390,000 was used to purchase land and land option payments.

Management estimates that approximately $4 million in capital expenditures will be made in the next twelve months for necessary follow-up construction, improvements and infrastructure projects, all of which are expected to be financed from a portion of cash flows from operations.

Cash Flow From Financing Activities. By far, the largest source of cash during fiscal year 2005 was our financing activities, which provided $34,000,773 of cash from our equity and debt financing transactions, described below.

Equity Financing

Our members contributed $610,000 of seed capital in a private placement, and $13,457,000 of equity in our initial public offering completed in January 2004.

On October 11, 2004, to supplement our equity financing, our debt financing and complete our capitalization plan we entered into a Unit Purchase and Redemption Agreement with ICM, Inc. of Colwich, Kansas and Fagen, Inc. of Granite Falls, Minnesota. On January 19, 2005, we issued 6,250 of our units to ICM, Inc. and Fagen, Inc. at a purchase price of $1,000 per unit in exchange for a combined capital contribution from them of $6,250,000. Pursuant to the Unit Purchase and Redemption Agreement, we agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering was unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions. Under the Unit Purchase and Redemption Agreement, we agreed to redeem the units at a redemption price of $1,100 per unit if we were able to raise at least $6,875,000 in a future registered offering, or if the offering was unsuccessful at the fair market value of the units at the time of redemption.

To raise the proceeds necessary to redeem the units in accordance with the terms of Unit Purchase and Redemption Agreement, we commenced a registered offering for additional membership units. Our registered offering became effective on April 20, 2005 and we began our efforts to sell the registered membership units shortly thereafter. On July 20, 2005 we closed our public offering. During the offering, we sold 9,091 units for an aggregate price of $10,000,100. On August 1, 2005 we used the proceeds of the public offering to redeem 3,125 units each from ICM, Inc. and Fagen, Inc. at a total redemption price of $6,875,000 in accordance with the Unit Purchase and Redemption Agreement and retained the balance of the proceeds for working capital.

We do not anticipate that any additional equity financing will be necessary in the foreseeable future. During the 2005 fiscal year, our equity increased $14,861,215 over fiscal year 2004.

Debt Financing

Long-Term Debt. In November 23, 2004, we entered into a Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota, establishing a construction loan facility in the amount of $26,000,000 and secured by substantially all of our assets. We converted the construction loan into two term loans on September 20, 2005, consisting of (1) a$21,000,000 conventional term loan (“Loan A”), and (2) a $5,000,000 term loan with a potential USDA guarantee of up to 80% of the loan value (“Loan B”). Loan A has an amortization period of 10 years but matures at the end of 5 years. We make monthly payments of principal and interest on Loan A at a variable rate equal to prime plus 1.75% with a floor of 6%. Loan A has a prepayment penalty of 3% in year one which decreases to 1% in year three. Loan B has an amortization period and maturity date of 10 years. We make monthly payments of principal and interest on Loan B at a variable interest rate of prime plus 1.25%, as adjusted quarterly. Loan B has a prepayment penalty of 5% in year one which decreases to 1% in year five. We pay a $30,000 annual administration fee for the credit facility. As of December 31, 2005, the principal balance on Loan A was $19,734,115 and the principal balance on the Loan B was $4,706,173. At December 31, 2005, the effective interest rate for both loans was 8.75%. As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.

The two terms loans contain restrictions and financial covenants to which we are subject during the term of the agreements. Specifically, we are subject to certain financial loan covenants consisting of minimum working capital, minimum fixed coverage, minimum current ratio, minimum net worth and maximum debt/net worth covenants during the term of the loan. We are also prohibited from making distributions to our members; except that we may distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year demonstrating our compliance with all financial ratio requirements and loan covenants before and after any distributions to the members. However, Home Federal has waived, through December 31, 2006, certain minimum net worth and maximum debt to net worth covenants. In addition, we are only allowed to make annual capital expenditures of up to $400,000 without our lender’s prior approval. During the term of the loan, we are required to pay to the lender an annual amount equal to the greater of (i) 75% of any Commodity Credit Corporation Bio Energy income payments received during the year or (ii) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender. As of December 31, 2005, with waivers, we are in compliance with all applicable loan covenants.

On May 10, 2005, we entered into an agreement with ICM, Inc. for the purchase of a steam turbine generator. In order to finance the purchase of the generator, we executed a promissory note for $1,760,274 at an interest rate of 1% plus the prime rate payable to ICM, Inc and granted a security interest in a steam turbine generator to ICM, Inc. as collateral for the loan. Under the terms of the promissory note, we agree to make quarterly installment payments of principal and interest with the balance due on July 1, 2008. We also entered into a subordination agreement with Home Federal Savings Bank (“Home Federal”), our senior lender, in which Home Federal agrees ICM, Inc.’s security interest in the generator is senior to the security interest of Home Federal in the generator. Subsequent to the end of fiscal year 2005, on March 1, 2006, this loan was paid in full.

Industrial Revenue Bond Financing. On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site. In order to obtain the property tax savings, we transferred title to the plant site and improvements to the City of Garnett as security for the repayment of the bonds, and we are leasing back the site in exchange for lease payments in an amount that is equal to the amount of interest to be paid on the City of Garnett Bonds (the “sale-leaseback transaction”). We purchased all of the Bonds offered by the City of Garnett. Our senior lender, Home Federal Savings Bank, consented to the sale-leaseback transaction, and the bonds have been pledged to Home Federal Savings Bank as security for our obligations under the term debt credit facility. The maximum principal amount of the bonds is $50,000,000. The bonds were initially issued in the principal amount of $47,866,117, which is the amount of our expenditures on the plant as of December 20, 2005. Both the bonds and the corresponding lease have terms of 10 years. Assuming we have paid all of the interest due under the financing agreements at the end of the 10-year period, the financing agreements provide that the City of Garnett will transfer the plant site and improvements back to East Kansas in return for nominal consideration.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements other than those described in the notes to our Financial Statements as December 31, 2005 located below in Note 4, describing our unit purchase and redemption transaction with ICM, Inc. and Fagen, Inc. and Note 10, describing the sale-leaseback transaction with the City of Garnett.

ITEM 7. FINANCIAL STATEMENTS.

EAST KANSAS AGRI-ENERGY, LLC

[Letterhead of Eide Bailly LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

East Kansas Agri-Energy, LLC

Garnett, Kansas

We have audited the accompanying balance sheets of East Kansas Agri-Energy, LLC (a limited liability company) as of December 31, 2005 and 2004, and the related statements of operations, members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Kansas Agri-Energy, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
February 9, 2006, except for Note 13, for which the date is March 28, 2006

EAST KANSAS AGRI-ENERGY, LLC

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,569,145	$6,210,819
Trade accounts receivable - related party	2,651,546	—
Inventory	1,595,547	—
Investment in commodity contracts	222,951	—
Interest receivable	314,736	—
Prepaid expense	412,173	4,938
Grant receivable	—	54,906
Prepaid offering costs	—	64,518
Total current assets	9,766,098	6,335,181

PROPERTY, PLANT AND EQUIPMENT
Land	580,322	170,011
Land improvements	1,178,941	—
Office equipment	270,866	16,998
Buildings	1,668,527	—
Equipment	42,019,400	—
Vehicles	22,743	—
Construction in progress	1,404,589	16,366,365
	47,145,388	16,553,374
Less accumulated depreciation	(1,578,020)	(6,818)
Total property, plant, and equipment	45,567,368	16,546,556

OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117	—
Financing costs	679,099	552,385
Less accumulated amortization	(19,301)	—
Total other assets	48,525,915	552,385

Total assets	$103,859,381	$23,434,122

Continued on next page

EAST KANSAS AGRI-ENERGY, LLC

BALANCE SHEETS (page 2)

	2005	2004
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,615,813	$—
Accounts payable
Trade	449,316	384,287
Related parties	813,775	9,837,189
Accrued payroll, taxes and withholdings	52,574	7,365
Other accrued expenses	89,295	17,262
Accrued interest	407,257	—
Total current liabilities	4,428,030	10,246,103

LONG-TERM DEBT (less current maturities)	23,438,059	—

LEASE OBLIGATION	47,866,117	—

MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 and 14,707 units issued and outstanding as of December 31, 2005 and 2004, respectively	24,707,100	14,707,000
Retained earnings (accumulated deficit)	3,420,075	(1,518,981)
Total members’ equity	28,127,175	13,188,019

Total liabilities and members’ equity	$103,859,381	$23,434,122

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004

REVENUE
Related parties	$33,645,065	$—
Incentive funds	1,946,256	—
	35,591,321	—

COST OF SALES
Related parties	(15,371,411)	—
Other	(11,508,574)	—
	(26,879,985)	—

GROSS PROFIT	8,711,336	—

OPERATING EXPENSES
General, administrative and selling expenses	855,438	—
Start-up expenses	926,057	357,591
	1,781,495	357,591

INCOME (LOSS) FROM OPERATIONS	6,929,841	(357,591)

OTHER INCOME (EXPENSE)
Interest income	359,580	47,020
Interest expense	(1,869,346)	(3,656)
Plant lease interest expense	(314,736)	—
Other income	2,200	—
	(1,822,302)	43,364

NET INCOME (LOSS)	$5,107,539	$(314,227)

BASIC INCOME (LOSS) PER UNIT	$235	$(29)

DILUTED INCOME (LOSS) PER UNIT	$233	$(29)

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC	21,771	10,662

DILUTED	21,925	10,662

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

		Contributed	Retained
	Units	Capital	(Deficit) Earnings	Total

BALANCE, DECEMBER 31, 2003	1,220	$1,220,000	$(940,625)	$279,375
Units issued	13,457	13,457,000	—	13,457,000
Units issued for compensation	30	30,000	—	30,000
Cost of raising capital	—	—	(264,129)	(264,129)
Net loss for the year ended December 31, 2004	—	—	(314,227)	(314,227)
BALANCE, DECEMBER 31, 2004	14,707	14,707,000	(1,518,981)	13,188,019
Units issued	15,341	16,250,100	—	16,250,100
Units converted to a liability	(6,250)	(6,250,000)		(6,250,000)
Cost of raising capital		—	(168,483)	(168,483)
Net income for the year ended December 31, 2005		—	5,107,539	5,107,539

BALANCE, DECEMBER 31, 2005	23,798	$24,707,100	$3,420,075	$28,127,175

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,107,539	$(314,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,571,399	3,324
Amortization	19,301	—
Non-cash compensation for capital units	—	30,000
(Increase) decrease in current assets
Accounts receivable	(2,651,546)	—
Inventory	(1,595,547)	—
Commodity contracts	(222,951)	—
Grants receivable	54,906	(27,847)
Prepaid expense	(407,235)	(3,519)
Interest receivable	(314,736)	—
Increase (decrease) in current liabilities:
Accounts payable	1,125,975	36,452
Accrued expenses	488,063	17,886
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,175,168	(257,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(38,427,615)	(6,242,181)
Purchase of land and land option payments	(390,000)	(160,011)
NET CASH (USED IN) INVESTING ACTIVITIES	(38,817,615)	(6,402,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	(168,483)	(1,260)
Payment of financing fees	(124,442)	(552,385)
Proceeds from notes payable	90,000	—
Repayment of notes payable	(90,000)	—
Proceeds from long-term debt	26,000,000	—
Repayment of long-term debt	(1,706,402)	(75,000)
Proceeds from units subject to redemption	6,250,000	—
Redemption of units converted to a liability	(6,250,000)	—
Capital contributions	10,000,100	13,457,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,000,773	12,828,355
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,641,674)	6,168,232
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,210,819	42,587
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,569,145	$6,210,819

(continued on next page)

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CASH FLOWS (page 2)

	Year Ended December 31, 2005	Year Ended December 31, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $254,282 for 2005	$1,776,825	$3,338

NON CASH INVESTING AND FINANCING ACTIVITIES

Property, plant, and equipment costs incurred	$30,155	$10,049,997

Deferred offering costs incurred	$—	$64,518

Property, plant, and equipment financed by a note payable	$1,760,274	$—

Financing costs incurred	$2,272	$—

Units subject to redemption converted to a liability	$6,250,000	$—

Lease obligation issued	$47,866,117	$—

Investment in Industrial Revenue Bonds	$47,866,117	$—

Cost of raising capital reclassified to members’ equity	$168,483	$264,129

Capital contributions issued for compensation
Expensed during the year ended December 31, 2004	$—	$15,000
Liability converted to capital units	—	15,000
	$—	$30,000

See Notes to Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a Kansas limited liability company) located in Garnett, Kansas, was organized to own and operate a 35 million gallon ethanol plant with distribution within the United States. East Kansas Agri-Energy, LLC (the Company) was formally organized as a limited liability company as of October 16, 2001. Prior to that date the Company operated as a general partnership with no formal partnership agreement. The Company began its principal operations June 15, 2005. Prior to that date, the Company was considered to be in development stage.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2005.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at December 31, 2005.

Prepaid Offering Costs

Costs incurred related to the sale of units are recorded as prepaid offering costs until the related units are issued. Upon issuance of units, offering costs are deducted from additional paid-in capital, with any remaining amount applied to retained earnings. Offering costs include direct costs related to the offering such as legal fees, cost of meetings and materials and related costs associated with the Company’s private offering and public offering.

Investments

The Company classifies its marketable debt securities as “held to maturity” if it has the positive intent and ability to hold the securities to maturity. Securities classified as held to maturity are carried at amortized cost.

Financing Costs

Costs incurred related to origination of debt financing are recorded as an asset and amortized over the expected term of the debt.

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

General, administrative and selling expenses

The primary components of general and administrative expenses are management fees, insurance expense, selling expenses and payroll.

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

Cost of Sales

The primary components of cost of sales from the production of ethanol and related products are grain expense, energy expense (natural gas and electricity), raw materials expense (chemicals and denaturant), labor and depreciation on process equipment.

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

Income Taxes

The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision has been calculated. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organizational and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes, and the difference between the recorded amounts of financial statement and tax depreciation, unrealized gains or losses on commodity contracts and incentive programs payments.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company believes the carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments. The Company estimates the fair market value of the investment in Industrial Revenue Bonds to approximate cost.

The Company believes the carrying amount of long-term note payable obligations approximates fair value. For the permanent financing, fair value approximates the carrying amount due to the variable interest rate feature of the debt.

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

The Company enters into short-term cash grain, option and futures contracts as a means of securing grain for the ethanol plant and managing exposure to changes in commodity prices. All derivatives are designated as non-hedge derivatives. Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the year ended December 31, 2005 this activity resulted in net gains of $38,327 which are reported in cost of sales.

Property and Equipment

Depreciation is computed over the estimated useful life of each asset using the straight-line method. Estimated useful lives generally used in computing depreciation are:

Land improvements	15 to 20 years
Buildings	40 years
Machinery and equipment	7 to 15 years
Office equipment	5 to 10 years
Computers and software	3 to 5 years
Vehicles	5 years

The Company’s property and equipment were acquired under lease agreements pursuant to an industrial revenue bond issue. The Company is required to make semi-annual deposits with the Trustee sufficient to service the principal maturities and interest requirements. Title to the property will be transferred to the Company when the lease is terminated upon retirement of the bonds. Accordingly, the bonds have been recorded as a direct obligation of the Company. The Company is also the holder of the bonds.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded if the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset. Such assessments did not result in any adjustment to the value of the non-current assets.

Environmental Liabilities

The Company’s operations are subject to federal, state and local environmental laws and regulations  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage; and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

NOTE 2 - INCENTIVE PAYMENTS

The Company has qualified for the federal U.S. Department of Agriculture Bio Energy Program. The federal program is managed by the Commodity Credit Corporation and is designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year. The annually funded program runs through fiscal year 2006 and incentive payments are pro-rated if applications for incentives exceed the annual funding. The maximum annual incentive program payments the Company can receive is $7,500,000; individual producers are also subject to an annual limitation of 5% of the total funding. The Company has included federal incentives of $1,276,927 in revenue for the year ended December 31, 2005.

The Company has been approved for the Kansas Qualified Agricultural Ethanol Producer Incentive Fund. The incentive rate is $.075 per gallon of ethanol produced. The Company must establish they have produced 5,000,000 gallons of ethanol before the State of Kansas will disburse the funds. The Company has included state incentives of $669,329 in revenue for the year ended December 31, 2005.

NOTE 3 - INVENTORY

As of December 31, 2005, inventory consists of:

Raw Material	$836,322
Work in Progress	301,995
Finished Goods	457,230

$1,595,547

NOTE 4 - UNITS SUBJECT TO REDEMPTION

On October 11, 2004, the Company executed a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. in which the Company agreed to issue a total of 6,250 units to them in exchange for their combined capital contribution of $6,250,000. The Company also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a future registered offering or, to the extent the future offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions. The redemption price was $1,100 per unit. In connection with this capital contribution, the Company amended the Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to the Company’s board of directors, subject to the Company’s ability to terminate one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. On January 19, 2005, the Company closed on the purchase of these units by ICM, Inc. and Fagen, Inc. and issued 3,125 units to Fagen, Inc. and 3,125 units to ICM, Inc. at a purchase price of $1,000 per unit. The purchases were made with cash and the total amount of cash consideration for those securities was $6,250,000. On August 1, 2005, the Company redeemed the 6,250 units from ICM, Inc. and Fagen, Inc. at a price of $1,100 per unit for a total of $6,875,000.

On December 16, 2004, the Company filed a registration statement on Form SB-2 (Commission File 333-121323) with pre-effective amendments to the registration statement on February 1, 2005, April 6, 2005 and April 19, 2005, which became effective April 20, 2005.

The Company accepted units for an aggregate price of $10,000,100 and used the proceeds of the registered offering to redeem the units from ICM, Inc. and Fagen, Inc. in accordance with the agreement and retained the balance of the proceeds for working capital. The $6,250,000 of equity associated with the units subject to redemption was converted to a liability. Interest expense of $625,000 was recorded for the year ended December 31, 2005 when the liability was paid.

NOTE 5 - LONG-TERM DEBT

On November 23, 2004, the Company entered into a Credit Agreement with Home Federal Savings Bank, establishing a construction loan facility for the construction of a 35 million gallon per year ethanol plant. The construction financing is in the amount of $26,000,000 consisting of a $21,000,000 conventional term loan and a $5,000,000 loan potentially guaranteed 80% by the USDA, and is secured by substantially all of our assets.

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 loan (Loan A) with a potential 80% USDA guarantee, and (2) a $21,000,000 conventional term loan (Loan B). The $5,000,000 loan has an amortization period and maturity date of 10 years. The Company makes monthly payments of principal and interest on the $5,000,000 loan at a variable interest rate of prime plus 1.75%. This variable rate is adjusted quarterly. The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years. The Company makes monthly payments of principal and interest on the $21,000,000 loan at a variable rate equal to prime plus 1.75% with a floor of 6%. The effective interest rate for both loans at December 31, 2005 was 8.75%.

The Company pays a $30,000 annual administration fee related to the credit facility. The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

The $5,000,000 loan imposes a prepayment penalty depending on the year of refinancing starting with the 5% penalty in year one and decreasing to 1% in year five. The $21,000,000 conventional loan imposes a prepayment penalty starting with a 3% penalty in year one and decreasing to 1% in year three.

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company is subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company is also prohibited from making distributions to their members; however, the Company is allowed to distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year. The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members. The lender temporarily waived, through December 31, 2006, certain minimum net worth and maximum debt to net worth covenants. With the waiver, the Company is in compliance with the applicable loan covenants as of December 31, 2005.

The Company is only allowed to make annual capital expenditures up to $400,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender. The Company is in compliance with the applicable loan covenants as of December 31 2005.

On May 10, 2005 the Company entered into a contract with ICM, Inc. to purchase a steam turbine electric generator for $1,760,274. The note is payable in quarterly installments of $146,689.50 plus interest at a variable rate of prime plus 1%, starting October 1, 2005 and maturing July 1, 2008. The variable interest rate will be adjusted quarterly on the first day of January, April, July and October. The note is secured by the equipment. The effective interest rate at December 31, 2005 was 8.0%.

Long-term obligations of the Company are summarized as follows at December 31, 2005:

Loan B	$19,734,115
Loan A	4,706,173
Equipment note payable - related party	1,613,584

Less current portion	(2,615,813)

Long-term portion	$23,438,059

The estimated maturities of long-term debt at December 31, 2005, are as follows:

12 Month Period Ending 12/31	Amount

2006	$2,615,813
2007	2,800,651
2008	2,855,638
2009	2,635,618
2010	12,558,616
Thereafter	2,587,536

$26,053,872

NOTE 6 - MEMBERS’ EQUITY

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

In addition to transactions discussed in Note 4, the Company issued during 2004 a total of 30 units for compensation. The former project coordinator received 15 units in exchange for amounts previously owed for services. The current project coordinator (who is a full time employee of the Company) and former treasurer (who was a full time employee of the Company) received a total of 15 units as a bonus for their services related to the development and financing of the Company. Compensation expense related to this bonus totaled $15,000 for the year ended December 31, 2004.

During September 2004, the Company amended its Operating Agreement whereby the number of authorized units was increased from 20,000 to 40,000 units. In addition, the amendments to the Operating Agreement provide for two classes of members of the board of directors, Class A and Class B. Class A members of the board of directors consist of previously existing members of the board of directors, prior to amendment. Up to (3) Class B members of the board of directors may be appointed by Fagen, Inc., ICM, Inc., or both of these parties in conjunction with their agreement to purchase units. Fagen, Inc. and ICM, Inc. relinquished certain Class B member board of director positions when the units subject to redemption (See Note 4) were redeemed.

The Company completed its initial public offering and escrow was broken in March 2004. A total of 13,457 units were subscribed and paid for during the year ended December 31, 2004. The Company completed its second public offering and escrow was broken in July 2005. A total of 9,091 units were subscribed and paid for during the year ended December 31, 2005.

Upon issuance of the units related to the initial public offering, costs related to the issuance of the units of $264,129 was charged to members’ equity. Upon issuance of the units related to the second public offering, costs related to the issuance of the units of $168,453 was charged to members’ equity.

NOTE 7 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at four financial institutions in its trade area. The accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into an option agreement to purchase approximately 10 acres of land. The option was originally purchased for $5,000, plus $5,000 for an extension during 2003, and provided for a purchase price of $9,000 per acre, plus the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. The option was extended to September 1, 2004 and the Company paid an additional $5,000 for the extension. On September 1, 2004, the option was extended until such time as closing on the property would occur. The purchase price of the land will be reduced by amounts previously paid for the option and extension. On November 17, 2004, the Company exercised the land option and purchased approximately 19 acres of real estate in Anderson County, Kansas. The Company paid $170,010, which excluded the cost to replace boundary fencing and relocate an existing structure along with water and electric utilities. Previous deposits totaling $20,000 were applied to the purchase price of the land and a sum of $150,010 was paid at closing. During the year ended December 31, 2005, the Company incurred costs totaling $20,311 for construction of boundary fencing and structural improvements.

The Company entered into a design-build contract with ICM, Inc., a related party, for a fixed price of $35,900,000, subsequently amended to $35,977,582, excluding certain owner furnished costs, pursuant to an agreement for the construction of the 35 million gallon annual capacity ethanol plant. As of December 31, 2005, the Company had incurred and paid for costs of $35,977,582.

On November 12, 2004, the Company entered into a Trading Agreement with United Bio Energy Trading, LLC, an affiliated related party, in which United Bio Energy Trading, LLC will provide market information and consulting services for the Company. The Company anticipates that the term of the agreement will be for at least five years and will pay a monthly fee of $6,000.

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them. The Company paid commissions of $121,953 for the year ended December 31, 2005 related to this marketing agreement.

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance. For the year ended December 31,

2005, the Company paid $143,373 in brokerage fees for grain purchases made under this agreement.

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party. The terms of the agreement provide that United Bio Energy Fuels, LLC will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay United Bio Energy Fuels, LLC a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. United Bio Energy Fuels, LLC also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions. For the year ended December 31, 2005, the Company paid $191,113 in marketing fees for ethanol marketing under this agreement.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant. The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005. For the year ended December 31, 2005, the Company incurred and paid for costs of $319,777 related to this agreement including reimbursable expenses.

The Company has an agreement with the City of Garnett, Kansas to share the cost of certain highway improvements. Management estimates the obligation under this agreement will be approximately $135,000.

On July 28, 2005, the Company entered into an agreement with HDB Construction, Inc. for additional work on the railroad spur project not to exceed an amount of $1,567,268. As of December 31, 2005 costs related to the project of $1,233,644 had been incurred and paid.

Due to a builder’s design change during construction of the ethanol plant an extra beerwell was installed and remains the property of the design/builder. The Company has the option to purchase the beerwell as part of the expansion option in the original design/build agreement. If the Company does not elect to exercise the expansion option the purchase price will be negotiated at that time.

The Company has entered into an agreement with the City of Garnett seeking a Community Development Block Grant (CDBG) for the purpose of financing a gray water reclamation project. The estimated cost of the project is $750,000. If the grant application is successful, the Company will be responsible for $375,000 of the estimated project cost.

During January, 2006, the Company has issued purchase orders in the amount of $351,215 for planned capital expenditures.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending December 31,

2006	$687,025
2007	664,108
2008	664,108
2009	664,108
2010	395,775
Thereafter	1,472,467

$4,547,591

The Company is involved in various claims arising in the normal course of business. Management believes that any financial responsibility that may be incurred would not be material and therefore no additional accrual is deemed necessary.

NOTE 9 - VALUE ADDED GRANT

During the year ended December 31, 2003, the Company received notification of award of a United States Department of Agriculture Value-Added Agricultural Product Market Development Grant (the Grant) for approximately $450,000. The Grant can be used to pay for certain organizational, offering and start-up costs related to the formation and capitalization of the Company. For the year ended December 31, 2005 the Company did not qualify for any reimbursement of costs incurred. For the year ended December 31, 2004 the Company qualified for reimbursement of $209,221 of which $1,409 related to cost of raising capital.

NOTE 10 - SALE / LEASEBACK TRANSACTION

On December 20, 2005, the Company completed an industrial revenue bond financing with the City of Garnett, Kansas that will provide property tax savings for 10 years on the plant site. As part of the financing, title to the plant site and improvements have been transferred to the City of Garnett, Kansas, as security for the repayment of the bonds, and the Company is leasing back the site in an amount that is equal to the amount of the principal and interest to be paid on The City of Garnett, Kansas bonds. Home Federal Savings Bank consented to this transaction, and the bonds have been pledged to Home Federal Savings Bank as security for any obligations under the Home Federal Savings Bank Credit Agreement. As part of the financing, the Company paid the bond underwriter, Gilmore & Bell, P.C. $40,000. The maximum principal amount of the bonds is $50,000,000. The bonds were initially issued in the principal amount of $47,866,117, which is the amount of the Company’s expenditures on the plant as of December 20, 2005. Additional project costs of $2,133,883 are planned and are expected to be eligible for submission for the bond trustee for additional bond issuances.

The $40,000 of financing fees paid to the bond underwriter and $16,840 of legal and other cost associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds. A total of $448 of amortization expense related to these costs was recognized during the year ended December 31, 2005.

From the proceeds of the bond, the Company purchased the bonds as an investment. The Company, as holder of the industrial revenue bonds, is due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st, commencing June 1, 2006. The interest income is directly offset by the lease payments on the plant. Both the bond and the corresponding lease have terms commencing December 20, 2005 and terminating on June 1, 2016. The entire outstanding principal is due upon termination of the bonds. The outstanding principal at December 31, 2005 was $47,866,117. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the year ended December 31, 2005 was $314,736. This amount is equal to the lease expense of the plant.

Future debt service requirements on the Industrial Revenue Bonds at December 31, 2005 are as follows:

12 months ending December 31,	Interest Rate	Principal	Interest	Total

2006	8%	$—	$3,893,681	$3,893,681
2007	8%	—	3,893,681	3,893,681
2008	8%	—	3,893,681	3,893,681
2009	8%	—	3,893,681	3,893,681
2010	8%	—	3,893,681	3,893,681
Thereafter	8%	47,866,117	21,415,246	69,281,363

Totals		$47,866,117	$40,883,651	$88,749,768

Amount representing interest				(40,883,651)

Long-Term Obligation				$47,866,117

NOTE 11 - INCOME TAXES

As of December 31, 2005 the book basis of assets exceeded the tax basis of assets by approximately $5,012,000. At December 31, 2004 the tax basis of assets exceeded the book basis of assets by approximately $670,000. There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2005 or 2004.

NOTE 12 – RETIREMENT PLAN

During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees. All employees are eligible to participate in the plan. The Company makes a matching contribution of 3% of participants’ eligible wages. The employees are fully vested upon contribution to the plan. The Company match for the year ended December 31, 2005 was $18,097.

NOTE 13 – SUBSEQUENT EVENTS

On March 1, 2006 the outstanding balance of the equipment note payable was paid in full. The principal payment totaled $1,466,894.

On March 27, 2006 the board of directors approved the redemption of 1,900 units from a member. The redemption represents the member’s entire unit balance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Eide Bailly LLP has been our independent registered public accounting firm since our inception and is our independent registered public accounting firm at the present time. We have had no disagreements with our auditors.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and General Manager, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer, Principal Financial Officer and General Manager recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.

Our management (including the Principal Executive Officer, Principal Financial Officer and General Manager) has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, The Principal Executive Officer, Principal Financial Officer and General Manager have agreed that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-KSB for the year ended December 31, 2004 and in our subsequent quarterly reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2005, management concluded that our internal control over financial reporting was not effective for such period because of the material weaknesses identified in such reports. During the fourth quarter of 2005, we completed our remediation efforts with respect to those material weaknesses. During the second quarter of 2005, we engaged Kennedy & Coe, LLC to provide our accounting and tax services. We hired Thomas D. Leitnaker as our Controller in July 2005, and appointed him to the position of Chief Financial Officer in August 2005. His responsibilities include review of the accounting functions, reconciliations and preparation of the financial statements and footnotes. We believe that these changes provided us with the resources necessary to maintain effective internal control over financial reporting as of December 31, 2005.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors, Executive Officers and Significant Employees

In connection with the capital contribution by ICM, Inc. and Fagen, Inc. pursuant to the Unit Purchase and Redemption Agreement dated September 27, 2004, we amended our Operating Agreement to allow ICM, Inc. and

Fagen, Inc. to appoint a total of three directors to our board of directors, subject to the termination of one of their director positions for every $2,000,000 dollars in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. Effective January 24, 2005, Douglas L. Strickler and James A. Westagard resigned as directors of East Kansas Agri-Energy, LLC. Mr. Strickler and Mr. Westagard had served as directors since our inception. Following their resignations, on February 1, 2005, ICM, Inc. and Fagen, Inc. appointed their three directors - Brian Thome, Dave Vander Griend, and Jerry Jones. On August 1, 2005, we redeemed all 6,250 units from Fagen, Inc. and ICM, Inc. at a total redemption price of $6,875,000. Therefore, pursuant to the Agreement, the terms of directors Brian Thome, Jerry Jones, and Dave Vander Griend expired. However, the board of directors re-appointed Jerry Jones to the board of directors on August 22, 2005 for a term ending with the election of directors by our members at the 2006 annual meeting of members. Mr. Thome and Mr. Vander Griend are no longer serving on our board of directors.

On May 5, 2005 and in connection with Ethanol Capital Partners, L.P.’s purchase of 4,550 membership units in our registered offering, the board of directors agreed to appoint two representatives from Ethanol Capital Partners, L.P. to fill expected vacancies on the board of directors resulting from the departure of the Fagen, Inc. and ICM, Inc. appointed directors in connection with redemption of units from Fagen, Inc. and ICM, Inc. Effective August 22, 2005, the board of directors appointed Scott Brittenham, and Charles Torrey to fill these seats. Their terms will end with the election of directors by our members at the 2006 annual meeting of members.

Our current executive officers and directors are as follows:

Board Member	Role
William R. Pracht	Director, Chairman/President & Chief Executive Officer
Roger J. Brummel	Director & Vice Chairman/Vice President
Daniel V. Morgan	Director & Secretary
Jill A. Zimmerman	Director
Scott A. Burkdoll	Director
Glenn A. Caldwell	Director
Daniel L. Guetterman	Director
Donald S. Meats	Director
Jerry Jones	Director
Scott Brittenham	Director
Charles P. Torrey	Director
Thomas D. Leitnaker	Controller and Chief Financial Officer

Most of our directors have held their positions since the formation of East Kansas. All officers have been elected to serve until the next succeeding annual meeting following substantial completion of the plant, the 2006 annual meeting of members, and until their successors have been elected and qualified.

The following is a brief description of the business experience and background of the above individuals — Unless otherwise disclosed below, you should assume that each director has served since our inception.

William R. Pracht, Age 48 — For the past five years, Mr. Pracht has been a self-employed farmer/rancher working near Westphalia, Kansas. He is one of the community leaders of the Cherry Mound 4-H Club as well as a member of the Anderson County Fair Board. Mr. Pracht serves as member of the board of directors of Valley Agri-Service, Inc. He has previously served on the Kansas Livestock Association Board of Directors and Chairman of the Tax Committee.

Roger J. Brummel, Age 45 — Mr. Brummel has been the manager of the family owned business, Brummel Farm Service, since 1995.

Jill A. Zimmerman, Age 32 — Since January 2006, Ms. Zimmerman has been employed as the executive director of the Kansas FFA Foundation. Previously, she was employed as a certified lender for United Cooperatives, Inc. Farm Service since September 2005. From February 2003 to August 2005, she was employed as our equity drive coordinator. For the year prior to that, she was the Director of Value-Added Programs for the Kansas Corn Growers Association in Garnett. From May 1996 to January 2002, Ms. Zimmerman was the County Extension Agent, Agriculture for Kansas State Research and Extension, Anderson County. In addition,

Ms. Zimmerman is a partner with her brother in Zimmerman Farms, a small grain farming operation consisting of wheat and grain sorghum in Sumner County, Kansas.

Ms. Zimmerman served as our treasurer and Chief Financial Officer from our inception until August 1, 2005, when the board of directors appointed Thomas Leitnaker to the position of Chief Financial Officer and terminated the position of treasurer. The duties and responsibilities of the treasurer’s office have been reassigned to the Chief Financial Officer.

Daniel V. Morgan, Age 34 — Mr. Morgan is co-owner of H&M Angus Farms, Inc., a registered Angus seedstock producer in eastern Kansas. He is also a certified crop advisor and shares a Pioneer Seed dealership with his father. He is a director of United Cooperatives and currently is its board secretary.

Scott A. Burkdoll, Age 49 — Mr. Burkdoll, is an owner and operator of Burkdoll Bros., Inc. a Kansas family farm corporation. Mr. Burkdoll has served as Vice President for this company since 1978. He is part owner and has served since 1989 as Secretary/Treasurer of Sunflower Pork, Inc., which produces 75,000 head of market hogs annually. Mr. Burkdoll has been President of BG-5, an oil and gas production company in east central Kansas, since 1994. Mr. Burkdoll is an owner and has served since 1998 as managing member of J-6 Cattle Ranch LLC. He is also an owner and managing member of Sunflower Central, LLC.

Glenn A. Caldwell, Jr., Age 58 — Mr. Caldwell has served as the Vice-President of Caldwell Enterprises Inc. since 2000 and, in that capacity, oversees the operation of crude oil production on several oil leases in two counties. Since 1982, he has served as the President and General Manager of Caldwell Farms, Inc. operating several thousand tillable acres in 3 counties.

Daniel L. Guetterman, Age 53 — Mr. Guetterman has been farming in northeast Kansas since 1969 and has been the owner/operator of DKG Farms, Inc. since 1999. In 1978, he formed Guetterman Brothers Elevator and built a grain elevator in Bucyrus. Some of his duties consisted of buying and selling grain, fertilizer, seed and chemicals. Mr. Guetterman served 9 years on the board of the Kansas Soybean Association and is currently serving his fourth year on the Kansas Corn Commission as treasurer.

Donald S. Meats, Age 62 — Mr. Meats lives on a farm near LeRoy, Kansas and operates a stocker program. He retired in 2001 from the LeRoy Coop after 36 years of employment; 33 years as general manager. He is currently employed by the First National Bank of LeRoy as an Agriculture Loan Officer.

Jerry Jones, Age 55 — Mr. Jones has served as the Chief Financial Officer for ICM, Inc. since July 2000.

Mr. Jones was initially appointed as a director to our board by Fagen, Inc. and ICM, Inc. on February 1, 2005, which term expired on August 1, 2005 when we redeemed all 6,250 units from Fagen, Inc. and ICM, Inc. pursuant to the Agreement. On August 22, 2005, the board of directors re-appointed Jerry Jones to the board of directors for a term ending with the election of directors by our members at the 2006 annual meeting of members.

Scott Brittenham, Age 55 — Mr. Brittenham has served as the President for Ethanol Capital Partners, L.P. since April 2003. For the five years prior to that, he served as the President of Fidelity Mortgage Corporation.

On August 22, 2005, the board of directors appointed Mr. Brittenham for a term ending with the election of directors by our members at the 2006 annual meeting of members.

Charles P. Torrey, Age 59 — Mr. Torrey has spent his career in the securities and energy sectors as founder and past-Chairman/CEO of Energy Search, Inc. Currently Mr. Torrey serves as President of Alternative Energy Management, LLC.

On August 22, 2005, the board of directors appointed Mr. Torrey to the board of directors for a term ending with the election of directors by our members at the 2006 annual meeting of members.

Executive Officers

Thomas D. Leitnaker, Age 52 — Mr. Leitnaker joined us on July 1, 2005 as Controller, and commenced his duties as Chief Financial Officer on August 1, 2005. Mr. Leitnaker was employed as the controller for Kalmar Industries USA, Inc. from 1990 to June 2004.

Significant Employees

General Manager

Pursuant to the Management Agreement we entered into with UBE Management, UBE Management supervises and directs the general operations of the plant, including hiring and employing a full-time general manager, who is based on site at our plant and who works exclusively for us. Accordingly, the general manager is not our employee. UBE Management hired Mike Goblirsch as the general manager for our plant. Prior to his employment with UBE Management, Mr. Goblirsch spent 20 years in domestic and international management positions with ConAgra Foods and Cargill, Inc. where he had responsibility for consumer foods and commodity feedstuffs.

Plant Manager

Under our Management Agreement with United Bio Energy Management, LLC, we are responsible for hiring and employing our plant manager. On May 5, 2005, Derek Peine joined us as our plant manager. Prior to joining us, Mr. Peine was employed with Cargill, Inc. since 1997. At Cargill, Inc., he held progressively responsible positions, leaving as the Water/Wastewater Manager for Cargill, Inc.’s Eddyville, Iowa plant.

Involvement in Certain Legal Proceedings

One of our directors, Donald S. Meats, is subject to a continuing Cease and Desist Order originally entered by the State of Kansas Securities Commissioner on November 27, 1996. This order required him to cease and desist from the sale of unregistered securities. Mr. Meats, along with others, was found to have participated in a program several years before his involvement with our organization which was determined to have violated the securities laws of the State of Kansas as it constituted the unlawful sale of unregistered securities. Mr. Meats cooperated in the investigation of this matter and no further action was taken against him. Mr. Meats did not participate in the sale of our membership units during our previous offerings and will not participate in the sale of our membership units for any future offering.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2005

Adoption of Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, William Pracht, our principal financial officer, Thomas D. Leitnaker, our vice president, Roger J. Brummel, and our secretary, Daniel V. Morgan. Each of these individuals signed an acknowledgment of his or her receipt of our code of ethics. We filed a copy of our Code of Ethics with the Securities Exchange Commission by including the Code of Ethics as Exhibit 14.1 to our Annual Report of Form 10-KSB for the fiscal year ended December 31, 2003, and it is included as a current exhibit 14.1 to this Report by incorporation by reference.

Audit Committee and Audit Committee Financial Expert

On March 22, 2004, the Board of Directors appointed an audit committee consisting of Daniel V. Morgan, Doug Strickler, Glenn A. Caldwell, and Daniel L. Guetterman. Doug Strickler resigned effective January 24, 2005 and no replacement has yet been appointed to the Audit Committee. The audit committe is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. We do not have an audit committee financial expert serving on our audit committee because no member of our Board of Directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-K and the Board of Directors has not yet created a new director position expressly for this purpose. The Board of Directors intends to consider such qualifications in future nominations to our Board of Directors and appointments to the audit committee.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Named Executive Officers

The following table set forth all compensation paid or payable by us during the last three fiscal years to our Chairman and Chief Executive Officer. We did not have any compensatory security option plan for our executive officers and directors in place as of December 31, 2005. Further, as of December 31, 2005, none of our directors or officers had any options, warrants, or other similar rights to purchase securities of East Kansas.

	Annual Compensation
Name & Principal Position	Fiscal Year	Salary	Bonus
William R. Pracht,	2005	$1,200	$1,500
Chairman and Chief Executive Officer	2004	$1,200	0
	2003	$800	0

Compensation of Directors

In May 2003, our board of directors approved a director compensation policy. The policy provided for payment to directors of a $100 fee based on attendance at the regular monthly board meeting and reimbursement of our directors and officers for reasonable out-of-pocket expenses incurred relating to services rendered on our behalf. In addition, in December 2005, we awarded a cash bonus to our current directors of $1,500 each.

On January 23, 2006, our board of directors approved a revised director compensation policy effective for fiscal year 2006. The revised policy also provides for payment to directors of a fee based on attendance at the regular monthly board meeting. The fees we pay to our directors under the revised policy are as follows: $400.00 per meeting attended to the Chairman, $300.00 per month to our directors who are also serve as officers (Secretary and Vice-President) and $200.00 per month to the other directors. We also pay directors $100 per meeting for attendance at committee meetings. We will not pay the fee if the director does not attend the monthly meeting or committee meeting. We will also pay for mileage to and from the meeting at the standard mileage rate established from time to time by the IRS and will pay quarterly travel expenses for board members who reside outside of Kansas. We will continue to reimburse our officers and directors for reasonable out-of-pocket expenses incurred relating to services rendered on our behalf.

Employment Agreements with Directors or Officers

On February 10, 2003, we entered into an employment agreement with Jill A. Zimmerman, one of our directors and our former Treasurer and Chief Financial Officer. Under the agreement, we engaged Ms. Zimmerman as a full-time equity drive coordinator and her duties as equity drive coordinator included monitoring project development, public relations and other on-site development issues. In July 2005, we terminated our employment agreement with Ms. Zimmerman upon completion of our equity drive. The contract provided that we pay Ms. Zimmerman $37,700.00 annually plus a $101.75 monthly stipend for her services. Pursuant to her employment agreement with us, Ms. Zimmerman was compensated a total of $33,202.02, $45,692.72 and $33,951.23 in cash in fiscal years 2003, 2004 and 2005, respectively. She also received 5 units totaling $5,000 as a bonus for her services in fiscal year 2004.

On June 29, 2005, we entered into an employment agreement with our controller, Thomas D. Leitnaker. Pursuant to his employment agreement, Mr. Leitnaker will receive a base salary and will be eligible for an annual bonus based on overall financial performance of East Kansas compared to budgeted guidelines. On August 1, 2005, our board of directors appointed Mr. Leitnaker to the position of Chief Financial Officer and terminated the position of Treasurer, formerly held by Jill A. Zimmerman, one of our directors. The duties formerly performed by the Treasurer have been transferred to the Chief Financial Officer.

We do not have any employment agreements with any other officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our units as of March 27, 2006, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding units:

Title of Class	Name and Address	Amount and Nature of Beneficial Owner	Percent of Class
Membership Units	Energy Investors, LLC 310 N. First Street P.O. Box 397 Colwich, KS 67030	1,900	8.0%
Membership Units	Ethanol Capital Partners, LP Rockefeller Center 1230 Avenue of the Americas, 7th Floor New York, New York 10020	5,550	23.3%

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our units as of March 27, 2006, by our directors and executive officers:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class

Membership Units	William R. Pracht	85 Units	(3)		*

Membership Units	Roger J. Brummel	110 Units	(4)		*

Membership Units	Jill A. Zimmerman	20 Units			*

Membership Units	Daniel V. Morgan	10 Units	(5)		*

Membership Units	Scott A. Burkdoll	115 Units	(6)		*

Membership Units	Glenn A. Caldwell	100 Units	(7)		*

Membership Units	Daniel L. Guetterman	86 Units	(8)		*

Membership Units	Donald S. Meats	10 Units			*
					*
Membership Units	All directors	536 Units		2.3%

(1)           The address of each individual is in care of us at P.O. Box 225, 1304 S. Main, Garnett, Kansas 66032.

(2)           Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities.

(3)           Units held in joint tenancy with spouse.

(4)           Units held by Brummel Farm Service, Inc. and Mr. Brummell is a principal of that business.

(5)           Includes 10 units held in the name of H & M Angus Farms, Inc., and Mr. Morgan is a principal of that business.

(6)           Includes 60 units held in joint tenancy with spouse, 50 units held by Burkdoll Bros., Inc. and 5 units held by Sunflower Pork, Inc. Mr. Burkdoll is an owner of Burkdoll Bros., Inc. and Sunflower Pork, Inc.

(6)           Includes 50 units held in the name of Caldwell Enterprises, Inc. and 50 units held in the name of Caldwell Farms, Inc. Mr. Caldwell is a majority owner of these businesses.

(7)           Includes 30 units held in the name of DKG Farms, Inc., of which Mr. Guetterman is the sole owner, and 56 units held in the name of Fuel For the Future Investments, of which Mr. Guetterman is a principal owner.

* Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No family relationships exist between any of the directors of the board, officers, or key employees of East Kansas. We consider all of our directors, other than Messrs. Jones, Brittenham and Torrey, to be our founders and promoters. We also consider two of our former directors, Douglas L. Strickler and James A. Westagard, as our founders and may be considered promoters. Since our inception, we have engaged in a number of transactions with related parties, including our promoters, directors, officers or 5% unit holders and their affiliates. Management believes that these transactions were as favorable as those that could have been obtained in an arms-length transaction.

The following is a discussion of the transactions we have engaged in during the past two years or plan to engage in with related parties:

Project Coordinator Agreement with Jill A. Zimmerman

On February 10, 2003, we entered into an employment agreement with Jill A. Zimmerman, one of our directors and our former Treasurer and principal financial officer. Ms. Zimmerman is also a member of the Company. Under the agreement, we engaged Ms. Zimmerman as a full-time equity drive coordinator until July 2005 when we terminated our second registered offering. See EXECUTIVE COMPENSATION – Employment Agreements with Directors and Officers” for a more detailed discussion of our employment agreement with Ms. Zimmerman and her compensation thereunder.

Agreement with Mike Burns

In June 2005, we entered into a preliminary verbal agreement with Mike Burns, a member of East Kansas, for compacted fill to be used in connection with dirt work for our rail spur. On October 11, 2005, we entered into a definitive written agreement with Mr. Burns for approximately 720,000 cubic yards of compacted fill in exchange for payment of $300,000 to be paid in three equal payments of $100,000. As of December 31, 2005, we have paid all amounts due under the agreement.

Agreements with United Bio Energy, LLC Subsidiaries

We have entered into operating contracts with UBE Management, UBE Fuels, UBE Ingredients and UBE Trading, all subsidiaries of United Bio Energy, LLC, of Wichita, Kansas. Under the terms of these agreements, we will be paying subsidiaries of United Bio Energy, LLC a significant amount in fees for the management of our plant, marketing of our ethanol and distillers grains and overall risk management services. United Bio Energy, LLC was majority owned by Dave Vander Griend through ICM Marketing, Inc. and by Ron Fagen through Fagen Management, LLC. However, in the second quarter of 2005, United Bio Energy, LLC merged with US BioEnergy Corporation. US BioEnergy Corporation builds and operates biofuel production facilities which may be in competition with our plant. See “DISCRIPTION OF BUSINESS” for a more detailed discussion of these agreements.

Purchases of Raw Grains

On November 12, 2004 we entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC (“UBE Ingredients”). The Raw Grains Agreement provides for our purchase of all raw grains necessary for ethanol production from UBE Ingredients for a period of at least 5 years. Pursuant to the agreement, UBE Ingredients will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions. From time to time, UBE Ingredients has and may continue to contract to purchase corn and/or milo from individuals serving on our board of directors, as well as our members. However, these contracts have been and will continue to be on the same terms and conditions as contracts with non-affiliated third parties. For the year ending December 31, 2005, UBE Ingredients purchased approximately 384,000 bushels of corn and milo from our promoters, directors, officers or 5% unit holders and their affiliates, which constitutes approximately 5% of the aggregate corn and milo purchases by UBE Ingredients on our behalf.

Design-Build Agreement with ICM, Inc. and Fagen, Inc.

On August 9, 2004, we executed a design/build agreement with ICM, Inc. to design and build our ethanol plant using Fagen, Inc. as principal subcontractor. ICM, Inc. is majority owned and controlled by Dave Vander Griend and Fagen, Inc. is owned and controlled by Ron Fagen. Pursuant to the terms of the design/build agreement, we will pay ICM, Inc. $35,900,000 to design and build our ethanol plant and we expect a significant portion of the contract price to be paid by ICM, Inc. to Fagen, Inc. for its work as our principal subcontractor. As of December 31, 2005, we had incurred and paid $35,977,582 to ICM, Inc.

Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc.

On October 11, 2004, we executed a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. in which we agreed to issue a total of 6,250 units to them in exchange for their combined capital contribution of $6,250,000. On January 19, 2005, we issued 6,250 of our units to ICM, Inc. and Fagen, Inc. at a purchase price of $1,000 per unit in exchange for a combined capital contribution from them of $6,250,000. Pursuant to the Unit Purchase and Redemption Agreement, we agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a registered offering or, to the extent the offering was unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions. Under the Unit Purchase and Redemption Agreement, we agreed to redeem the units at a redemption price of $1,100 per unit if we were able to raise at least $6,875,000 in a future registered offering, or if the offering was unsuccessful at the fair market value of the units at the time of redemption. In connection with this capital contribution, we amended our operating agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of 3 directors to our board of directors, subject to our ability to terminate one of their director positions for every $2,000,000 in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. ICM, Inc. and Fagen, Inc. appointed their three directors on February 1, 2005. On August 1, 2005, we redeemed all 6,250 units from Fagen, Inc. and ICM, Inc. at a total redemption price of $6,875,000. Therefore, pursuant to the Agreement, the terms of directors appointed by ICM, Inc. and Fagen, Inc. expired.

Promissory Note and Security Agreement with ICM, Inc.

On May 10, 2005, we entered into an agreement with ICM, Inc. for the purchase of a steam turbine generator. In order to finance the purchase of the generator, we executed a promissory note payable to ICM, Inc and granted a security interest in a steam turbine generator to ICM, Inc. as collateral for the loan. See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources, Debt Financing” for a more detailed discussion of this note.

ITEM 13. EXHIBITS.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit

3.1	Articles of Organization of registrant. Filed as Exhibit 3.1 to the registrant’s initial registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

3.2.1

Amended and Restated Operating Agreement of the registrant. Filed as Exhibit 3.2 to the registrant’s initial registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

3.2.2

First Amendment to Amended and Restated Operating Agreement of East Kansas Agri-Energy, L.L.C., dated September 16, 2004. Filed as Exhibit 3.2.1 to the registrant’s quarterly report on Form 10-QSB dated September 30, 2004 and incorporated by reference herein.

4.1	Form of Membership Unit Certificate. Filed as Exhibit 4.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-96703) and incorporated by reference herein.

10.1

Employment Agreement dated February 10, 2003 between East Kansas Agri-Energy, LLC and Jill Zimmerman. Filed as Exhibit 10.6 to the registrant’s annual report dated December 31, 2003 on Form 10-KSB and incorporated by reference herein

10.2

Option to Purchase Real Estate from Clarence L. White and Berniece F. White dated July 1, 2004. Filed as Exhibit 10.10 to registrant’s quarterly report dated June 30, 2004 on Form 10-QSB and incorporated by reference herein.

10.3

Agreement between Owner and Design/Builder on the Basis of a Stipulated Price dated August 9, 2004 between East Kansas Agri-Energy, L.L.C. and ICM, Inc. Filed as Exhibit 10.11 to registrant’s quarterly report dated September 30, 2004 on Form 10-QSB and incorporated by reference herein.

10.4

Unit Purchase and Redemption Agreement dated October 11, 2004 between East Kansas Agri-Energy, L.L.C., ICM, Inc., and Fagen, Inc. Filed as Exhibit 10.12 to registrant’s quarterly report dated September 30, 2004 on Form 10-QSB and incorporated by reference herein.

10.5

Management Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Management, LLC. Filed as Exhibit 10.11 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.6

Raw Grains Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Ingredients, LLC. Filed as Exhibit 10.12 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.7

Ethanol Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Fuels, LLC. Filed as Exhibit 10.13 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.8

Distillers Grains Marketing Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Ingredients, LLC. Filed as Exhibit 10.14 to Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.9

Trading Agreement dated November 12, 2004 between East Kansas Agri-Energy, L.L.C. and United Bio Energy Trading, LLC. Filed as Exhibit 10.15 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.10

Credit Agreement dated November 23, 2004 between East Kansas Agri-Energy, L.L.C. and Home Federal Savings Bank. Filed as Exhibit 10.16 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.11

Disbursing Agreement dated November 23, 2004 between East Kansas Agri-Energy, L.L.C. and Home Federal Savings Bank. Filed as Exhibit 10.17 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.12

Security Agreement dated November 23, 2004 between East Kansas Agri-Energy, L.L.C. and Home Federal Savings Bank. Filed as Exhibit 10.18 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.13

Mortgage—Collateral Real Estate Mortgage dated November 23, 2004 between East Kansas Agri-Energy, L.L.C. and Home Federal Savings Bank. Filed as Exhibit 10.19 to Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.14

Facility Construction, Ownership and Operating Agreement dated February 24, 2005 between East Kansas Agri-Energy, LLC and Southern Star Central Gas Pipeline, Inc. Filed as Exhibit 10.20 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.15

Service Agreement dated February 28, 2005 between East Kansas Agri-Energy, LLC and Kansas City Power & Light Company. Filed as Exhibit 10.21 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.16

U.S. Water Services Agreement between East Kansas Agri-Energy, LLC and US Water Services. Filed as Exhibit 10.22 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.17

Real Estate Contract dated February 16, 2005 between East Kansas Agri-Energy, LLC and City of Garnett, KS. Filed as Exhibit 10.23 to registrant’s Pre-Effective Amendment No. 2 filed on April 6, 2005 (Commission File 333-96703) and incorporated by reference herein.

10.18	Letter Agreement with Derek Peine dated May 5, 2005. Filed as Exhibit 10.5 to registrant’s quarterly report dated March 31, 2005 on Form 10-QSB and incorporated by reference herein.

10.19

Grant of Easement and Right of Way Agreement dated April 5, 2005 between East Kansas Agri-Energy, LLC and the State of Kansas. Filed as Exhibit 10.2 to registrant’s quarterly report dated June 30, 2005 on Form 10-QSB and incorporated by reference herein.

10.20

Contract for Sale of Equipment dated May 10, 2005 between East Kansas Agri-Energy, LLC and ICM, Inc. Filed as Exhibit 10.3 to registrant’s quarterly report dated June 30, 2005 on Form 10-QSB and incorporated by reference herein.

10.21	Letter Agreement with Kennedy and Coe, LLC dated May 17, 2005. Filed as Exhibit 10.4 to registrant’s quarterly report dated June 30, 2005 on Form 10-QSB and incorporated by reference herein.

10.22	Letter Agreement with Kennedy and Coe, LLC dated May 17, 2005. Filed as Exhibit 10.5 to registrant’s quarterly report dated June 30, 2005 on Form 10-QSB and incorporated by reference herein.

10.23	Letter Agreement with Diane Allen dated May 1, 2005. Filed as Exhibit 10.6 to registrant’s quarterly report dated June 30, 2005 on Form 10-QSB and incorporated by reference herein.

10.24	Letter Agreement with Thomas Leitnaker dated June 29, 2005. Filed as Exhibit 10.8 to registrant’s quarterly report dated June 30, 2005 on Form 10-QSB and incorporated by reference herein.

10.25	Letter Agreement with Ethanol Capital Partners, L.P. dated May 5, 2005. Filed as Exhibit 10.9 to registrant’s quarterly report dated June 30, 2005 on Form 10-QSB and incorporated by reference herein.

10.26	Agreement with Mike Burns dated October 11, 2005. Filed as Exhibit 10.1 to registrant’s quarterly report dated June 30, 2005 on Form 10-QSB and incorporated by reference herein.

10.27	Bill of Sale dated December 20, 2005 between East Kansas Agri-Energy, LLC and the City of Garnett, Kansas. Filed as an exhibit herewith.

10.28	Warranty Deed dated December 20, 2005 between East Kansas Agri-Energy, LLC and the City of Garnett, Kansas. Filed as an exhibit herewith.

10.29	Lease Agreement dated December 1, 2005 between East Kansas Agri-Energy, LLC and the City of Garnett, Kansas. Filed as an exhibit herewith.

10.30	Tax Abatement Agreement dated December 1, 2005 between East Kansas Agri-Energy, LLC and the City of Garnett, Kansas. Filed as an exhibit herewith.

14.1

Code of Ethics of East Kansas Agri-Energy, LLC, adopted March 22, 2004, filed as an exhibit to the registrant’s annual report dated December 31, 2003 on Form 10-KSB and incorporated by reference herein.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

31.3	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

32.3	Certificate pursuant to 18 U.S.C. Section 1350.

ITEM 14. PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

The aggregate fees billed by the principal independent registered public accountants (Eide Bailly LLP) to East Kansas for the fiscal year ended December 31, 2005, and the fiscal year ended December 31, 2004 are as follows:

Category	Year	Fees
Audit Fees	2005	$70,522
	2004	$44,080
Audit-Related Fees	2005	$5,555
	2004	$9,328
Tax Fees	2005	$0
	2004	$0
All Other Fees	2005	$0
	2004	$0

Prior to engagement of the principal independent registered public accountants to perform audit services for East Kansas, the principal accountant was pre-approved by our Audit Committee pursuant to our policy requiring such approval.

100% of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date:	March 27, 2006	/s/ William R. Pracht
William R. Pracht, President (Principal Executive Officer)

Date:	March 27, 2006	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker, Controller & Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 27, 2006	/s/ Mike Goblirsch
Mike Goblirsch, General Manager

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 27, 2006	/s/ William R. Pracht
William R. Pracht, Director

Date:	March 27, 2006	/s/ Daniel V. Morgan
Daniel V. Morgan, Director

Date:	March 27, 2006	/s/ Jill A. Zimmerman
Jill A. Zimmerman, Director

Date:	March 27, 2006	/s/ Roger J. Brummel
Roger J. Brummel, Director

Date:	March 27, 2006	/s/ Scott A. Burkdoll
Scott A. Burkdoll, Director

Date:	March 27, 2006	/s/ Glenn A. Caldwell, Jr.
Glenn A. Caldwell, Jr., Director

Date:	March 27, 2006	/s/ Daniel L. Guetterman
Daniel L. Guetterman, Director

Date:	March 27, 2006	/s/ Donald S. Meats
Donald S. Meats, Director

Date:	March 27, 2006	/s/ Jerry Jones
Jerry Jones, Director

Date:	March 27, 2006	/s/ Charles P. Torrey
Charles P. Torrey, Director

Date:	March 27, 2006	/s/ Scott Brittenham
Scott Brittenham, Director