Form 10QSB
period 2006-03-31
EAST KANSAS AGRI ENERGY LLC
filed 2006-05-15
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to

Commission file number 333-101441

EAST KANSAS AGRI-ENERGY, LLC

(Exact name of small business issuer as specified in its charter)

KANSAS	48-1251578
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. Box 225, 1304 S. Main, Garnett, Kansas 66032

(Address of principal executive offices)

(785) 448-2888

(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒  Yes               ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes            ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of March 31, 2006, there were 23,798 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):              ☐  Yes               ☒  No

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EAST KANSAS AGRI-ENERGY, LLC

BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,799,445
Trade accounts receivable - related party	3,515,492
Inventory	1,432,502
Investment in commodity contracts	357,662
Interest receivable	1,265,035
Prepaid expense	392,895

Total current assets	13,763,031

PROPERTY, PLANT AND EQUIPMENT
Land	580,322
Land improvements	2,152,842
Office equipment	270,866
Buildings	1,668,527
Equipment	42,070,664
Vehicles	22,743
Construction in progress	2,350,522
49,116,486
Less accumulated depreciation	(2,330,601)

Total property, plant, and equipment	46,785,885

OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117
Financing costs	682,914
Less accumulated amortization	(43,036)
Total other assets	48,505,995

Total assets	$109,054,911

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,926,531
Accounts payable
Trade	496,067
Related parties	649,905
Accrued payroll, taxes and withholdings	111,331
Other accrued expenses	128,509
Accrued interest	1,325,817

Total current liabilities	4,638,160

LONG-TERM DEBT (less current maturities)	22,786,570

LEASE OBLIGATION	47,866,117

MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued and outstanding as of March 31, 2006	24,707,100
Retained earnings	9,056,964
Total members’ equity	33,764,064
Total liabilities and members’ equity	$109,054,911

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

REVENUE
Related parties	$21,015,698	$—
Incentive funds	680,830	—
	21,696,528	—

COST OF SALES
Related parties	(8,141,512)	—
Other	(6,499,761)	—
	(14,641,273)	—

GROSS PROFIT	7,055,255	—

OPERATING EXPENSES
General, administrative and selling expenses	875,049	—
Start-up expenses	—	150,287
	875,049	150,287

INCOME (LOSS) FROM OPERATIONS	6,180,206	(150,287)

OTHER INCOME (EXPENSE)
Interest income	977,073	852
Interest expense	(1,205,654)	—
Plant lease interest expense	(314,736)	—
	(543,317)	852

NET INCOME (LOSS)	$5,636,889	$(149,435)

BASIC AND DILUTED INCOME (LOSS) PER UNIT	$237	$(8)

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	23,798	19,707

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,636,889	$(149,435)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	752,581	838
Amortization	23,735	—
(Increase) decrease in current assets
Accounts receivable	(863,946)	—
Inventory	163,045	—
Commodity contracts	(134,711)	—
Grants receivable	—	54,906
Prepaid offering costs	—	(2,213)
Prepaid expense	19,278	1,925
Interest receivable	(950,299)	—
Increase (decrease) in current liabilities:
Accounts payable	(226,101)	(18,100)
Accrued expenses	1,016,531	(743)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,437,002	(112,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(962,116)	(18,674,279)
NET CASH (USED IN) INVESTING ACTIVITIES	(962,116)	(18,674,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing fees	(3,815)	(10,071)
Proceeds from long-term debt	—	6,426,394
Repayment of long-term debt	(2,240,771)	—
Proceeds from units subject to redemption	—	6,250,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,244,586)	12,666,323

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,230,300	(6,120,778)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,569,145	6,210,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,799,445	$90,041

(continued on next page)

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $106,376 for 2005	$601,830	$—

NON CASH INVESTING AND FINANCING ACTIVITIES

Property, plant, and equipment costs incurred	$1,039,137	$9,320,112

Deferred offering costs incurred	$—	$96,779

Financing costs incurred	$—	$8,126

See Notes to Unaudited Financial Statements

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the three months ended March 31, 2006 and 2005, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at March 31, 2006.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at March 31, 2006.

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the period ended March 31, 2006 this activity resulted in net losses of $489,289 which are reported in cost of sales.

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

Environmental Liabilities

The Company’s operations are subject to federal, state and local environmental laws and regulations. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage; and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

NOTE 2 -                     INCENTIVE PAYMENTS

The Company has qualified for the federal U.S. Department of Agriculture Bio Energy Program. The federal program is managed by the Commodity Credit Corporation and is designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year. The annually funded program runs through fiscal year 2006 and incentive payments are pro-rated if applications for incentives exceed the annual funding. The maximum annual incentive program payments the Company can receive is $7,500,000; individual producers are also subject to an annual limitation of 5% of the total funding. The Company has included federal incentives of $225,160 in revenue for the period ended March 31, 2006.

The Company has been approved for the Kansas Qualified Agricultural Ethanol Producer Incentive Fund. The incentive rate is $.075 per gallon of ethanol produced. The Company must establish they have produced 5,000,000 gallons of ethanol before the State of Kansas will disburse the funds. The Company has included state incentives of $455,671 in revenue for the period ended March 31, 2006.

NOTE 3 -                     INVENTORY

As of March 31, 2006, inventory consists of:

Raw Material	$994,570
Work in Progress	302,423
Finished Goods	135,509

$1,432,502

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

NOTE 5 -                     LONG-TERM DEBT

On November 23, 2004, the Company entered into a Credit Agreement with Home Federal Savings Bank, establishing a construction loan facility for the construction of a 35 million gallon per year ethanol plant. The construction financing is in the amount of $26,000,000 consisting of a $21,000,000 conventional term loan and a $5,000,000 loan potentially guaranteed 80% by the, and is secured by substantially all of our assets.

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 loan (Loan A) with a potential 80% USDA guarantee, and (2) a $21,000,000 conventional term loan (Loan B). The $5,000,000 loan has an amortization period and maturity date of 10 years. The Company makes monthly payments of principal and interest on the $5,000,000 loan at a variable interest rate of prime plus 1.75%. This variable rate is adjusted quarterly. The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years. The Company makes monthly payments of principal and interest on the $21,000,000 loan at a variable rate equal to prime plus 1.75% with a floor of 6%. The effective interest rate for both loans at March 31, 2006 was 9.50%.

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

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company is subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company is also prohibited from making distributions to their members; however, the Company is allowed to distribute 40% of our net income to our members after our lender has received audited financial statements for the fiscal year. The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members. The lender temporarily waived, through December 31, 2006, certain minimum net worth and maximum debt to net worth covenants. With the waiver, the Company is in compliance with the applicable loan covenants as of March 31, 2006.

The Company is only allowed to make annual capital expenditures up to $400,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender. The Company is in compliance with the applicable loan covenants as of March 31 2006.

On May 10, 2005 the Company entered into a contract with ICM, Inc. to purchase a steam turbine electric generator for $1,760,274. The note is payable in quarterly installments of $146,689.50 plus interest at a variable rate of prime plus 1%, starting October 1, 2005 and maturing July 1, 2008. The variable interest rate will be adjusted quarterly on the first day of January, April, July and October. The note was paid in full during the period ended March 31, 2006.

The Company financed its waste water reuse facility through two bond issues by the City of Garnett. The Utility System Revenue Bonds require annual principal payments beginning on October 1, 2006 and continue through 2015. Interest payments on these bonds are due semi-annually, at interest rates ranging from 4.6% to 5.2%. The first interest payment is due April 1, 2006. The Community Development Block Grant (CDBG) Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015. The bonds have a fixed interest rate of 2%.

Long-term obligations of the Company are summarized as follows at March 31, 2006:

Loan B	$19,218,492
Loan A	4,594,609
Utility System Revenue Bonds	525,000
CDBG Bonds	375,000
Less current portion	(1,926,531)
Long-term portion	$22,786,570

The estimated maturities of long-term debt at March 31, 2006, are as follows:

12 Month Period Ending 3/31	Amount
2007	$1,926,531
2008	2,097,481
2009	2,298,392
2010	2,524,187
2011	12,731,808
Thereafter	3,134,702
$24,713,101

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

NOTE 7 -                     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at five financial institutions in its trade area. The accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

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

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them. The Company paid commissions of $78,865 for the period ended March 31, 2006 related to this marketing agreement.

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance. For the period ended March 31, 2006, the Company paid $72,083 in brokerage fees for grain purchases made under this agreement.

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party. The terms of the agreement provide that United Bio Energy Fuels, LLC will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay United Bio Energy Fuels, LLC a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. United Bio Energy Fuels, LLC also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions. For the period ended March 31, 2006, the Company paid $103,481 in marketing fees for ethanol marketing under this agreement.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant. The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005. For the period ended March 31, 2006, the Company incurred costs of $269,009 related to this agreement including reimbursable expenses, of which $20,833 is in accounts payable and $185,676 is in accrued expenses.

The Company has an agreement with the City of Garnett, Kansas to share the cost of certain highway improvements. Management estimates the obligation under this agreement will be approximately $135,000.

On July 28, 2005, the Company entered into an agreement with HDB Construction, Inc. for additional work on the railroad spur project not to exceed an amount of $1,567,268. As of March 31, 2006 costs related to the agreement of $1,544,562 and additional costs related to the project of $69,691 had been incurred, of which 89,964 is in accounts payable.

Due to a builder’s design change during construction of the ethanol plant an extra beerwell was installed and remains the property of the design/builder. The Company has the option to purchase the beerwell as part of the expansion option in the original design/build agreement. If the Company does not elect to exercise the expansion option the purchase price will be negotiated at that time. On May 10, 2006, an agreement was reached on a purchase price of $1,800,000 for the additional beerwell. This amount is included in the issued purchase orders below.

The Company has issued purchase orders in the amount of $3,379,673 for planned capital expenditures.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending March 31,

2006	$680,150
2007	664,108
2008	664,108
2009	637,275
2010	342,108
Thereafter	1,394,440

$4,382,189

The Company is involved in various claims arising in the normal course of business. Management believes that any financial responsibility that may be incurred would not be material and therefore no additional accrual is deemed necessary.

NOTE 9 -                     SALE / LEASEBACK TRANSACTION

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

The $40,000 of financing fees paid to the bond underwriter and $20,656 of legal and other cost associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds. A total of $1,433 of amortization expense related to these costs was recognized during the period ended March 31, 2006.

From the proceeds of the bond, the Company purchased the bonds as an investment. The Company, as holder of the industrial revenue bonds, is due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st, commencing June 1, 2006. The interest income is directly offset by the lease payments on the plant. Both the bond and the corresponding lease have terms commencing December 20, 2005 and terminating on June 1, 2016. The entire outstanding principal is due upon termination of the bonds. The outstanding principal at March 31, 2006 was $47,866,117. The lease qualifies as a capital lease. Interest income recognized on the Industrial Revenue Bonds for the period ended March 31, 2006 was $944,208. This amount is equal to the lease expense of the plant.

Future debt service requirements on the Industrial Revenue Bonds at March 31, 2006 are as follows:

12 months ending	Interest
March 31,	Rate	Principal	Interest	Total

2007	8%	$—	$3,893,681	$3,893,681
2008	8%	—	3,893,681	3,893,681
2009	8%	—	3,893,681	3,893,681
2010	8%	—	3,893,681	3,893,681
2011	8%	—	3,893,681	3,893,681
Thereafter	8%	47,866,117	17,521,565	65,387,682

Totals		$47,866,117	$36,989,970	$84,856,087

Amount representing interest				(36,989,970)

Long-Term Obligation				$47,866,117

NOTE 10 -              RETIREMENT PLAN

During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees. All employees are eligible to participate in the plan. The Company makes a matching contribution of 3% of participants’ eligible wages. The employees are fully vested upon contribution to the plan. The Company match for the period ended March 31, 2006 was $9,359.

NOTE 11 -              SUBSEQUENT EVENTS

On May 4, 2006, the Company agreed to renegotiate terms of their bank financing. The new terms provide for a $4,000,000 term revolving loan in addition to the existing term loans. The Company will be required to make additional principal payments on the existing term loans to bring the outstanding loan balance, plus the $4,000,000 revolving line, to an aggregate sum of $26,000,000 before the new financing structure will be put in place. The interest rate on the term revolving loan and the two term loans will be adjusted to prime. The term revolving loan available credit balance is reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.

The board of directors approved the redemption of 1,900 units from a member. The redemption represents the member’s entire unit balance. On May 10, 2006, the Company agreed to purchase the member’s units for a total of $3,800,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal quarter ended March 31, 2006. This discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this report and the information contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. Since we only became operational in June 2005, we do not have comparable income, production and sales data for the three months ended March 31, 2005. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of fiscal quarter ending March 31, 2005 and the fiscal quarter ending March 31, 2006, it is important that you keep that in mind.

Forward Looking Statements

This report contains or incorporates by reference “forward-looking statements” that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-KSB, those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Changes in plant production capacity, variations actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the ethanol market in which we operate;
•	Our ability to market and our reliance on third parties to market our products;
•	Our ability to distinguish ourselves from our current and future competition;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
• national, state or local energy policy;
• federal ethanol tax incentives;
• legislation mandating the use of ethanol or other oxygenate additives;
• state and federal regulation restricting or banning the use of MTBE; or
• environmental laws and regulations that apply to our plant operations and their enforcement;
•	Increased competition in the ethanol and oil industries;
•	Fluctuations in US oil consumption and petroleum prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Anticipated trends in our financial condition and results of operations
•	Changes and advances in ethanol production technology; and
•	Competition from alternative fuels and alternative fuel additives.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

Since June 2005, we have been engaged in the production of ethanol and distillers grains. Our ethanol plant is managed by United Bio Energy Management, LLC, an affiliate of US BioEnergy Corporation of Brookings, South Dakota, which builds and operates biofuel production facilities which may be in competition with our plant. We purchase all of our corn and milo from United Bio Ingredients, LLC, another affiliate of US BioEnergy Corporation. Our revenues are derived from the sale and distribution of our ethanol and distillers grains, which are sold to United Bio Energy Fuels, LLC (also an affiliate of US BioEnergy Corporation) and United Bio Energy Ingredients, LLC, respectively, which subsequently markets and sells our products.  The principal markets for our ethanol are regional petroleum terminals located in major population centers in Kansas and neighboring states, including such cities as Kansas City, Missouri; Wichita, Kansas; Tulsa, Oklahoma; and St. Louis, Missouri.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grain and the costs related to their production.  Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil, and crude oil. The price of distillers grains is primarily influenced the price of corn as a substitute livestock feed. We expect these price relationships to continue for the foreseeable future.

Our largest costs of production are corn, natural gas, and manufacturing chemicals. The cost of corn is largely impacted by geopolitical supply and demand factors. Natural gas and chemical/denaturant pricing levels are tied directly to the overall energy sector; crude oil, and unleaded gasoline.

Results of Operations

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal quarter ended March 31, 2006:

Income Statement Data	Amount	% of Revenues

Revenues	$21,696,528	100%
Cost of Sales	$14,641,273	67%
Gross Profit	$7,055,255	33%

Operating Expenses	$875,049	4%
Operating Income	$6,180,206	28%

Other Income (Expense)	$(543,317)	(3)%
Net Income	$5,636,888	26%

Revenues. Our revenues from operations come from three primary sources:  ethanol sales, distillers grain sales and ethanol incentive payments from federal and state governments. For the three months ended March 31, 2006 our total revenues were $21,696,528. The following table shows the sources of our revenue:

Revenue Sources	Amount	% of Total Revenue

Ethanol Sales	$18,302,574	86%
Distillers Grain Sales	$2,713,124	13%
Ethanol Incentive Payments - Federal	$225,159	1%
Ethanol Incentive Payments - State	455,671	2%
Total Revenues	$21,696,528	100%

Ethanol prices remained high during our first quarter of 2006. We believe the favorable prices resulted from higher gasoline prices, which encourages voluntary blending, and the growing recognition of ethanol as an alternative energy source. Based on existing market conditions, we expect favorable pricing to continue at least through the end of our second fiscal quarter because the price of unleaded gasoline is expected to remain at or above its current price levels as we enter the peak summer driving season.

Income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program is significantly less than the amount we are eligible for based on our production.  We expect minimal payments from this program in 2006 because of increased participation by ethanol producers, decreased funding, and a termination of the program on June 30, 2006. We also derive income from the State of Kansas through the Kansas Qualified Agricultural Ethyl Alcohol Producer’s Program. We have received the maximum reimbursement for the state’s 2006 fiscal year, but will be eligible for incentives beginning with our quarter ending September 30, 2006. We are not expecting more than minimal payments under this program.

Cost of Sales.  Cost of sales for our products for the three months ended March 31, 2006 was $14,641,273 or 67% of our revenue.

Operating Expenses. Operating expenses for three months ended March 31, 2006 were equal to 4% of our revenue and totaled $875,049. We expect that these expenses will remain constant and keep in line with sales and production.

Net  Income. Net income was 26% of revenues for the quarter ending March 31, 2006. Net income was $5,636,888.

Other Income (Expense). Other income and expense for the three month period ending March 31, 2006 consisted of an expense of $543,317. Interest expense is the primary expense in this category.

Changes in Financial Condition for the Three Months Ended March 31, 2006

The following table highlights the changes in our financial condition for the three months ended March 31, 2006:

	March 31, 2006	December 31, 2005
Current Assets	$13,763,031	$9,766,098
Current Liabilities	$4,638,160	$4,428,030
Long-Term Debt	$22,786,570	$23,438,059
Members’ Equity	$33,764,064	$28,127,175

Current Assets. Current assets totaled $13,763,031 at March 31, 2006 up from $9,766,098 at December 31, 2005.  The change resulted from increased cash and cash equivalents which was $6,799,444 at March 31, 2006 compared to $4,569,145 at December 31, 2005; increased trade accounts receivable of $3,515,492 at March 31, 2006 compared to $2,651,546 at December 31, 2005; and increased interest receivable for the same periods of $1,265,035 and $412,173, respectively.

Current Liabilities. Current liabilities totaled $4,638,160 at March 31, 2006, up slightly from the $4,428,030 at December 31, 2005.  This change is largely due a decreased in the current portion of long-term debt which totaled $1,926,531 at March 31, 2006 down from $2,615,813 at December 31, 2005 and a decrease in related parties accounts payable which was $649,905 and $813,775 for the same periods. These decreases were offset by increases in accrued interest, which was $1,325,817 at March 31, 2006 compared to $407,257 at December 31, 2005, and accrued payroll, taxes and withholdings, which was $111,331 at March 31, 2006 compared to $52,574 at December 31, 2005.

Long-Term Debt. Long-term debt, net of current maturities, totaled $22,786,570 at March 31, 2006, down from $23,438,059 at December 31, 2006, due to our regularly scheduled loan payments and additional reductions to the principal amounts due to the free flow cash covenants of our credit agreement. In addition, on March 1, 2006, we paid the remaining balance of our equipment note with ICM, Inc. At March 31, 2006, our lease obligation remains unchanged from December 31, 2005 as no reductions in the lease are scheduled until June 2006.

Members’ Equity. The members’ contributions are $24,707,100.  Retained earnings as of March 31, 2006 is $9,056,964 compared to $3,420,075 at December 31, 2005. Total members’ equity as of March 31, 2006, is $33,764,064 up from $$28,127,175 at December 31, 2006.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow.  Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures. The following table shows cash flows for the three months ended March 31, 2006:

March 31, 2006
Net cash from operating activities	$5,437,002
Net cash used for investing activities	$(962,116)
Net cash used for financing activities	$(2,244,586)

Cash Flow From Operations. Our operating activities for the three months ended March 31, 2006, generated $5,437,002 of net cash flow, which included energy production credits from state and federal programs, as discussed above. The net cash from operating activities primarily includes net income from operations adjusted for depreciation and amortization of $776,316.

The loan agreement with our Home Federal Savings Bank limits distributions to our members; except we may distribute up to 40% of our net income if our lender has received audited financial statements for the fiscal year demonstrating our compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  We take all of these factors into consideration, in addition to our anticipated cash requirements for future operations, in evaluating the propriety of any future distributions to members.

Cash Flow Used For Investing Activities. We used $962,116 of cash for investing activities for the three months ended March 31, 2006, all of which was used to purchase personal property and equipment for the plant. Most of the equipment purchases are for infrastructure improvements to optimize the performance of our facility.

Due to a builder’s design change during construction of the ethanol plant, an extra beerwell was installed at the plant which remained the property of ICM, Inc. On May 10, 2006, we agreed to purchase the beerweel for $1,800,000. Including the purchase of the beerwell, we estimate that approximately $6 million in capital expenditures will be made in the next twelve months, all of which are expected to be financed from a portion of cash flows from operations or from cash provided through a revolving credit agreement with Home Federal Savings Bank.

Cash Flow Used For Financing Activities. By far, the largest source of cash during the three months ended March 31, 2006 was our financing activities, which used $2,244,586 of cash from our debt financing transactions, described below.

Long-Term Debt. Our long term debt consists of two term loans with Home Federal Savings Bank of Rochester, Minnesota: (1) a $21,000,000 conventional term loan (“Loan A”), and (2) a $5,000,000 term loan (“Loan B”). As of March 31, 2006, the principal balance on Loan A was $19,418,292 and the principal balance on the Loan B was $4,594,609. At March 31, 2006, the effective interest rate for both loans was 9.50%. The two term loans contain restrictions and financial covenants to which we are subject during the term of the agreements. As of March 31, 2006, with waivers, we are in compliance with all applicable loan covenants.

We are in the process of renegotiating the terms of the aforementioned loans with Home Federal Savings Bank. While the loan agreements have not been effected, we have signed a commitment letter that provides for a $4,000,000 term revolving loan in addition to the existing term loans and a reduction in our effective interest rate on all three loans to prime. The term revolving loan available credit balance will be reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010. However, we will be required to make additional principal payments on our existing term loans to bring the outstanding loan balance, plus the $4,000,000 revolving line, to an aggregate sum of $26,000,000 before the new financing structure will be put in place.

Industrial Revenue Bonds. On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site. As part of the financing, title to the plant site and improvements have been transferred to the City of Garnett, Kansas, as security for the repayment of the bonds, and we are leasing back the site in an amount that is equal to the amount of the principal and interest to be paid on the bonds (the “sale-leaseback transaction”). We purchased all of the Bonds offered by the City of Garnett. Home Federal Savings Bank consented to the sale-leaseback transaction, and the bonds have been pledged to Home Federal Savings Bank as security for our obligations under the term debt credit facility. The maximum principal amount of the bonds is $50,000,000, of which $47,866,117 has been issued. Both the bonds and the corresponding lease have terms of 10 years. The interest income due to us as holder of the bonds is directly offset by the lease payments we owe on the plant. Both the bond and the corresponding lease have 10-year terms commencing December 20, 2005. The entire outstanding principal is due upon termination of the bonds. The outstanding principal at March 31, 2006 was $47,866,117.

Waste Water Bond Financing. We financed our waste water reuse facility through two bond issues by the City of Garnett - Utility System Revenue Bonds (“USR Bonds”) and Community Development Block Grant Bonds (“CDBG Bonds”). The USR Bonds require annual principal payments beginning on October 1, 2006 and continue through 2015. Interest payments on these bonds are due semi-annually beginning April 1, 2006, at interest rates ranging from 4.6% to 5.2%. The CDBG Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015, at a fixed interest rate of 2%.

Commodity Price Risk Protection

We seek to minimize the risks from price fluctuations in the prices of raw material inputs and finished products through the use of hedging instruments.  We are using non-hedge derivative accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2006, the fair value of our derivative instruments relating to corn are reflected as an asset in the amount of $306,988.

As of March 31, 2006, we have price protection in place for approximately 40% of our corn needs through December 2006. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for East Kansas.

As of March 31, 2006, we currently have no price protection in place for our natural gas needs in fiscal year 2006. As we move forward in fiscal year 2006, we may determine that price protection for natural gas purchases is necessary to attempt to reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

Application of Critical Accounting Estimates

There were no material changes in our accounting estimates during the three months ended March 31, 2006.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements other than those described in the notes to our Financial Statements as March 31, 2006 located above in Note 4, describing our unit purchase and redemption transaction with ICM, Inc. and Fagen, Inc., and Note 9, describing the sale-leaseback transaction with the City of Garnett.

ITEM 3.    CONTROLS AND PROCEDURES.

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

Our management (including the Principal Executive Officer, Principal Financial Officer and General Manager) has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, The Principal Executive Officer, Principal Financial Officer and General Manager have agreed that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Our management (including the Principal Executive Officer, Principal Financial Officer and General Manager) has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM IA.  RISK FACTORS.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

On May 11, 2006, we redeemed of 1,900 units from Energy Investors, LLC at a total redemption price of $3,800,000. In connection with the redemption of all the units held by Energy Investors, LLC, Jerry Jones resigned from his position as a director on the Board of Directors of East Kansas. His resignation was effective on May 11, 2006. Energy Investors, LLC is an employee benefit plan for employees of ICM, Inc. and Mr. Jones is the Chief Financial Officer of ICM, Inc.

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

EAST KANSAS AGRI-ENERGY, LLC

Date:	May 15, 2006	/s/ William R. Pracht
William R. Pracht
President (Principal Executive Officer)

Date:	May 15, 2006	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 15, 2006	/s/ Mike Goblirsch
Mike Goblirsch
General Manager