Form 10QSB
period 2006-06-30
EAST KANSAS AGRI ENERGY LLC
filed 2006-08-14
CIK 1170106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

OR

☐                                 Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                   to

Commission file number 0001170106

EAST KANSAS AGRI-ENERGY, LLC

(Exact name of small business issuer as specified in its charter)

KANSAS	48-1251578
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

P.O. Box 225, 1304 S. Main, Garnett, Kansas 66032

(Address of principal executive offices)

(785) 448-2888

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of August 14, 2006, there were 21,898 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):   ☐ Yes    ☒ No

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EAST KANSAS AGRI-ENERGY, LLC
BALANCE SHEET (UNAUDITED)
JUNE 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,174,290
Trade accounts receivable - related party	3,942,201
Inventory	1,997,181
Investment in commodity contracts	260,608
Interest receivable	312,342
Prepaid expense	217,469
Total current assets	13,904,091
PROPERTY, PLANT AND EQUIPMENT
Land	580,322
Land improvements	2,164,402
Office equipment	270,866
Buildings	1,706,226
Equipment	43,908,940
Vehicles	22,743
Construction in progress	3,132,751
51,786,250
Less accumulated depreciation	(3,113,398)
Total property, plant, and equipment	48,672,852
OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117
Financing costs	613,606
Less accumulated amortization	(66,057)
Total other assets	48,413,666
Total assets	$110,990,609

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
BALANCE SHEET (UNAUDITED) (page 2)
JUNE 30, 2006

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,689,662
Accounts payable
Trade	345,181
Related parties	409,407
Accrued payroll, taxes and withholdings	162,639
Accrued dividends	4,292,008
Other accrued expenses	553,363
Accrued interest	362,604
Total current liabilities	7,814,864
LONG-TERM DEBT (less current maturities)	20,927,696
LEASE OBLIGATION	47,866,117
MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued of which 1,900 units are held as treasury stock	24,707,100
Treasury stock, at cost	(3,800,000)
Retained earnings	13,474,832
Total members’ equity	34,381,932
Total liabilities and members’ equity	$110,990,609

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
REVENUE
Related parties	$23,277,515	$44,293,213	$738,982	$738,982
Incentive funds	252,207	933,037	104,717	104,717
	23,529,722	45,226,250	843,699	843,699
COST OF SALES
Related parties	(8,180,750)	(16,322,262)	(419,600)	(419,600)
Other	(5,325,806)	(11,825,567)	(569,006)	(569,006)
	(13,506,556)	(28,147,829)	(988,606)	(988,606)
GROSS PROFIT	10,023,166	17,078,421	(144,907)	(144,907)
OPERATING EXPENSES
General, administrative and selling expenses	792,217	1,667,266	47,380	47,380
Start-up expenses	—	—	775,770	926,057
	792,217	1,667,266	823,150	973,437
INCOME (LOSS) FROM OPERATIONS	9,230,949	15,411,155	(968,057)	(1,118,344)
OTHER INCOME (EXPENSE)
Interest income	808,772	1,785,844	30	882
Interest expense	(547,238)	(1,123,418)	(45,418)	(45,418)
Plant lease interest expense	(783,343)	(1,727,552)	0	0
Other income	736	736	2,200	2,200
	(521,073)	(1,064,390)	(43,188)	(42,336)
NET INCOME (LOSS)	$8,709,876	$14,346,765	$(1,011,245)	$(1,160,680)
BASIC AND DILUTED INCOME (LOSS) PER UNIT	$398	$655	$(48)	$(57)
WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	21,898	21,898	20,957	20,335

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,346,765	$(1,160,680)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,535,378	122,766
Amortization	46,756	—
(Increase) decrease in current assets
Accounts receivable	(1,290,655)	(707,710)
Incentive Receivable	—	(104,717)
Inventory	(401,634)	(1,209,381)
Commodity contracts	(37,657)	(84,855)
Grants receivable	—	54,906
Prepaid expense	194,704	(100,859)
Interest receivable	2,394	—
Increase (decrease) in current liabilities:
Accounts payable	(491,061)	1,216,061
Accrued expenses	529,480	57,302
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,434,470	(1,917,167)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(3,758,304)	(33,413,116)
Purchase of land and land option payments	—	(90,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(3,758,304)	(33,503,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	—	(134,338)
Payment of financing fees	(14,507)	(25,097)
Proceeds from refund of financing fees	80,000	—
Proceeds from notes payable	—	90,000
Repayment of notes payable	—	(90,000)
Proceeds from long-term debt	—	23,442,257
Repayment of long-term debt	(4,336,514)	—
Acquisition of treasury units	(3,800,000)	—
Proceeds from units subject to redemption	—	6,250,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,071,021)	29,532,822
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,605,145	(5,887,461)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,569,145	6,210,819
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,174,290	$323,358

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF CASH FLOWS (UNAUDITED) (page 2)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $248,674 for 2005	$2,895,623	$1,174
NON CASH INVESTING AND FINANCING ACTIVITIES
Property, plant, and equipment costs incurred	$912,712	$2,298,343
Deferred offering costs incurred	$—	$25,090
Financing costs incurred	$—	$45
Property, plant, and equipment financed by a note payable	$—	$1,760,274
Accrued dividends payable	$4,292,008	$—

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 -                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

East Kansas Agri-Energy, LLC, (a Kansas limited liability company) located in Garnett, Kansas, was organized to own and operate a 35 million gallon ethanol plant with distribution within the United States. East Kansas Agri-Energy, LLC (the “Company”) was formally organized as a limited liability company as of October 16, 2001. Prior to that date the Company operated as a general partnership with no formal partnership agreement. The Company began its principal operations June 15, 2005.  Prior to that date, the Company was considered to be in development stage.

Basis of Accounting

The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the six months ended June 30, 2006 and 2005, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.  Management believes all receivables will be collected and therefore the allowance has been established to be zero at June 30, 2006.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful.  Receivables are considered past due based upon payment terms set forth at the date of the related sale.  The Company has no receivables accruing interest at June 30, 2006.

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Revenue Recognition

Revenue from the production of ethanol and related products is recorded upon transfer of title to our customers.  The transfer takes place at the plant site and therefore shipping terms are FOB shipping point.  Interest income is recognized as earned.  Income from federal and state incentives is recognized when received due to uncertainty of available funds and pro-rations used by the sponsoring organizations.

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the periods ended June 30, 2006 and 2005 this activity resulted in net losses of $1,053,343 and $28,495, respectively, which are reported in cost of sales.

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

NOTE 2 -                   INCENTIVE PAYMENTS

The Company has qualified for the federal U.S. Department of Agriculture Bio Energy Program.  The federal program is managed by the Commodity Credit Corporation and is designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year.  The annually funded program runs through fiscal year 2006 and incentive payments are pro-rated if applications for incentives exceed the annual funding.  The maximum annual incentive program payments the Company can receive is $7,500,000; individual producers are also subject to an annual limitation of 5% of the total funding.  The Company has included federal incentives of $477,366 and $104,717 in revenue for the periods ended June 30, 2006 and 2005, respectively.

The Company has been approved for the Kansas Qualified Agricultural Ethanol Producer Incentive Fund.  The incentive rate is $.075 per gallon of ethanol produced.  The Company must establish they have produced 5,000,000 gallons of ethanol before the State of Kansas will disburse the funds.  The Company has included state incentives of $455,671 and $0 in revenue for the periods ended June 30, 2006 and 2005, respectively.

NOTE 3 -                   INVENTORY

As of June 30, 2006, inventory consists of:

Raw Material	$1,187,173
Work in Progress	378,755
Finished Goods	431,253
$1,997,181

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 loan (Loan A), and (2) a $21,000,000 conventional term loan (Loan B). The $5,000,000 loan has an amortization period and maturity date of 10 years. The Company makes monthly payments of principal and interest on the $5,000,000 loan at a interest rate of prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years. The Company makes monthly payments of principal and interest on the $21,000,000 loan at a rate equal to prime.  The effective interest rate for both loans at June 30, 2006 was 8.25%.

The Company pays a $30,000 annual administration fee related to the credit facility.  This fee has been reduced to $20,000, beginning with the payment due in December of 2006.  The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

The $5,000,000 loan imposes a prepayment penalty depending on the year of refinancing starting with the 5% penalty in year one and decreasing to 1% in year five. The $21,000,000 conventional loan imposes a prepayment penalty starting with a 3% penalty in year one and decreasing to 1% in year three.

On May 4, 2006, the Company agreed to renegotiate terms of their bank financing.  The new terms provide for a $4,000,000 term revolving loan in addition to the existing term loans.  The interest rate on the term revolving loan is the prime rate.  The term revolving loan available credit balance is reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company is subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company is also prohibited from making distributions to their members; however, the Company is allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year. If the Company meets certain financial ratio requirements, it may distribute an additional 10% of net income.  The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2006, certain minimum net worth and maximum debt to net worth covenants.  With the waiver, the Company is in compliance with the applicable loan covenants as of June 30, 2006.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

The Company is only allowed to make annual capital expenditures up to $500,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.  The Company is in compliance with the applicable loan covenants as of June 30, 2006.

On May 10, 2005 the Company entered into a contract with ICM, Inc. to purchase a steam turbine electric generator for $1,760,274.  The note is payable in quarterly installments of $146,689.50 plus interest at a variable rate of prime plus 1%, starting October 1, 2005 and maturing July 1, 2008.  The variable interest rate will be adjusted quarterly on the first day of January, April, July and October.  The note was paid in full on March 1, 2006.

The Company financed its waste water reuse facility through two bond issues by the City of Garnett.  The Utility System Revenue Bonds require annual principal payments beginning on October 1, 2006 and continue through 2015.  Interest payments on these bonds are due semi-annually, at interest rates ranging from 4.6% to 5.2%.  The first interest payment was due April 1, 2006.  The Community Development Block Grant (CDBG) Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015.  The bonds have a fixed interest rate of 2%

Long-term obligations of the Company are summarized as follows at June 30, 2006:

Loan B	$17,546,477
Loan A	4,204,961
Utility System Revenue Bonds	525,000
CDBG Bonds	340,920
Less current portion	(1,689,662)
Long-term portion	$20,927,696

The estimated maturities of long-term debt at June 30, 2006, are as follows:

12 Month Period Ending 6/30	Amount
2007	$1,689,662
2008	1,733,184
2009	1,875,511
2010	2,034,987
2011	12,588,908
Thereafter	2,695,106
$22,617,358

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

The board of directors approved the redemption of 1,900 units from a member.  The redemption represents the member’s entire unit balance.  On May 10, 2006, the Company purchased the member’s units for a total of $3,800,000.

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

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.  The Company paid commissions of $151,307 and $2,952, respectively, for the periods ended June 30, 2006 and 2005 related to this marketing agreement.

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.  For the periods ended June 30, 2006 and 2005, the Company paid $140,338 and $10,629, respectively, in brokerage fees for grain purchases made under this agreement.

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party. The terms of the agreement provide that United Bio Energy Fuels, LLC will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay United Bio Energy Fuels, LLC a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. United Bio Energy Fuels, LLC also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.  For the periods ended June 30, 2006 and 2005, the Company paid $196,048 and $4,629, respectively, in marketing fees for ethanol marketing under this agreement.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant.  The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005. For the periods ended June 30, 2006 and 2005, the Company incurred costs of $400,000 and $44,833, respectively, related to this agreement including reimbursable expenses, of which $89,324 is in related party accounts payable.

The Company has an agreement with the City of Garnett, Kansas to share the cost of certain highway improvements. Management estimates the obligation under this agreement will be approximately $135,000.

On July 28, 2005, the Company entered into an agreement with HDB Construction, Inc. for additional work on the railroad spur project not to exceed an amount of $1,567,268.  As of June 30, 2006 costs related to the agreement of $1,567,268 and additional costs related to the project of $298,116 had been incurred and paid for.

Due to a builder’s design change during construction of the ethanol plant an extra beerwell was installed and remains the property of the design/builder.  The Company has the option to purchase the beerwell as part of the expansion option in the original design/build agreement.  If the Company does not elect to exercise the expansion option the purchase price will be negotiated at that time.  On May 10, 2006, an agreement was reached on a purchase price of $1,800,000 for the additional beerwell.  This amount has been paid for in full as of June 30, 2006.

The Company has issued purchase orders in the amount of $1,145,803 for planned capital expenditures.

The following is a schedule of the annual commitments related to the above agreements.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

12 months ending June 30,
2007	$663,275
2008	654,108
2009	654,108
2010	546,775
2011	332,108
Thereafter	1,276,413
$4,126,787

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

The $40,000 of financing fees paid to the bond underwriter and $20,656 of legal and other cost associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds.  A total of $2,867 of amortization expense related to these costs was recognized during the period ended June 30, 2006.

From the proceeds of the bond, the Company purchased the bonds as an investment.  The Company, as holder of the industrial revenue bonds, is due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st, commencing June 1, 2006.  The interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms commencing December 20, 2005 and terminating on June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.  The outstanding principal at June 30, 2006 was $47,866,117.  The lease qualifies as a capital lease.  Interest income recognized on the Industrial Revenue Bonds for the period ended June 30, 2006 was $1,727,552.  This amount is equal to the lease expense of the plant.

Future debt service requirements on the Industrial Revenue Bonds at June 30, 2006 are as follows:

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

12 months ending June 30,	Interest Rate	Principal	Interest	Total

2007	8%	$—	$3,829,289	$3,829,289
2008	8%	—	3,829,289	3,829,289
2009	8%	—	3,829,289	3,829,289
2010	8%	—	3,829,289	3,829,289
2011	8%	—	3,829,289	3,829,289
Thereafter	8%	47,866,117	19,146,449	67,012,566
Totals		$47,866,117	$38,292,894	$86,159,011
Amount representing interest				(38,292,894)
Long-Term Obligation				$47,866,117

NOTE 10 — RETIREMENT PLAN

During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees.  All employees are eligible to participate in the plan.  The Company makes a matching contribution of 3% of participants’ eligible wages.  The employees are fully vested upon contribution to the plan.  The Company match for the periods ended June 30, 2006 and 2005 was $20,585 and $0, respectively.

NOTE 11 — SUBSEQUENT EVENTS

On July 28, 2006, the Company paid the full amount of the accrued dividend totaling $4,292,008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended June 30, 2006.  This discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this report and the information contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.  Since we only became operational in June 2005, we do not have comparable income, production and sales data for the three months and six months ended June 30, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of three months and six months ending June 30, 2005 and the three months and six months ending June 30, 2006, it is important that you keep that in mind.

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

•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Changes in plant production capacity, variations actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the ethanol market in which we operate;
•	Our ability to market and our reliance on third parties to market our products;
•	Our ability to distinguish ourselves from our current and future competition;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
	-	national, state or local energy policy;
	-	federal ethanol tax incentives;
	-	legislation mandating the use of ethanol or other oxygenate additives;
	-	state and federal regulation restricting or banning the use of MTBE; or
	-	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Increased competition in the ethanol and oil industries;
•	Fluctuations in US oil consumption and petroleum prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Anticipated trends in our financial condition and results of operations
•	Changes and advances in ethanol production technology; and
•	Competition from alternative fuels and alternative fuel additives.

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

Results of Operations

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal quarter ended June 30, 2006:

Income Statement Data	Amount	% of Revenues

Revenues	$23,529,722	100%
Cost of Sales	$13,506,556	58%
Gross Profit	$10,023,166	42%

Operating Expenses	$792,217	3%
Operating Income	$9,230,949	39%

Other Income (Expense)	$(521,073)	(2)%
Net Income	$8,709,876	37%

Revenues.  Our revenues from operations come from three primary sources:  ethanol sales, distillers grain sales and ethanol incentive payments from federal and state governments.  For the three months ended June 30, 2006 our total revenues were $23,529,722.  The following table shows the sources of our revenue:

Revenue Sources	Amount	% of Total Revenue

Ethanol Sales	$21,163,142	90%
Distillers Grain Sales	$2,114,373	9%
Ethanol Incentive Payments - Federal	$252,207	1%
Ethanol Incentive Payments - State	-0-	0%
Total Revenues	$23,529,722	100%

Ethanol prices remained high during the second quarter of 2006.  We believe the favorable prices resulted from higher gasoline prices which encourages voluntary blending, the growing recognition of ethanol as an alternative energy source, and the unmet demand.  Based on existing market conditions, we expect favorable pricing to continue through the third fiscal quarter because the price of unleaded gasoline is expected to remain near its current price levels as we finish the summer driving season.

Income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program is significantly less than the amount we are eligible for based on our production.  We expect minimal payments from this program in 2006 because of increased participation by ethanol producers, decreased funding, and a termination of the program on June 30, 2006.  We do not expect any further payments from this program in 2006 due to termination of the program on June 30, 2006.

We also derive income from the State of Kansas through the Kansas Qualified Agricultural Ethyl Alcohol Producer’s Program.  We have received the maximum reimbursement for the state’s 2006 fiscal year, but will be eligible for incentives beginning with our quarter ending September 30, 2006.  We are not expecting more than minimal payments under this program.

Cost of Sales.   Cost of sales for our products for the three months ended June 30, 2006 was $13,506,556 or 58% of our revenue.

Operating Expenses.  Operating expenses for three months ended June 30, 2006 were equal to 3% of our revenue and totaled $792,217.  We expect that these expenses will remain constant and keep in line with sales and production.

Net Income.  Net income was 37% of revenues for the quarter ending June 30, 2006.  Net income for the quarter was $8,709,876.

Other Income (Expense).  Other income and expense for the three month period ending June 30, 2006 consisted of an expense of $521,073.  Interest expense is the primary expense in this category.

Changes in Financial Condition for the Six Months Ended June 30, 2006

The following table highlights the changes in our financial condition for the three months ended June 30, 2006:

	June 30, 2006	December 31, 2005
Current Assets	$13,904,091	$9,766,098
Current Liabilities	$7,814,864	$4,428,030
Long-Term Debt	$20,927,696	$23,438,059
Members’ Equity	$34,381,932	$28,127,175

Current Assets.  Current assets totaled $13,904,091 at June 30, 2006 up from $9,766,098 at December 31, 2005.  The change resulted from increased Cash and Cash Equivalents which was $7,174,290 at June 30, 2006 compared to $4,569,145 at December 31, 2005.  We were accumulating cash in anticipation of a distribution of earnings to our members.  In addition, our trade accounts receivable increased to $3,942,201 at June 30, 2006 compared to $2,651,546 at December 31, 2005 and our interest receivable decreased to $312,342 from $412,173 for the same periods respectively.

Current Liabilities.  Current liabilities totaled $7,814,864 at June 30, 2006, up from the $4,428,030 at December 31, 2005.  This change is largely due to a dividend accrued but not paid at June 30, 2006 in the amount of $4,292,008, a decrease in the current portion of long-term debt which totaled $1,689,662 at June 30, 2006 down from $2,615,813 at December 31, 2005 and a decrease in related parties accounts payable which was $409,407 and $813,775 for the same periods.  .

Long-Term Debt.  Long-term debt, net of current maturities, totaled $20,927,696 at June 30, 2006, down from $23,438,059 at December 31, 2006, due to our regularly scheduled loan payments, reductions to the principal amounts due to the free flow cash covenants of our credit agreement and a reduction required when we renegotiated our Master Credit Agreement with our Bank.

Members’ Equity.  The members’ contributions are $24,707,100.  Retained earnings as of June 30, 2006 is $13,474,832 compared to $3,420,075 at December 31, 2005.  Total members’ equity as of June 30, 2006, is $34,381,932 up from $28,127,175 at December 31, 2006.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow.  Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.  The following table shows cash flows for the three months ended June 30, 2006:

June 30, 2006
Net cash from operating activities	$14,434,470
Net cash used for investing activities	$(3,758,304)
Net cash used for financing activities	$(8,071,021)

Cash Flow From Operations.  Our operating activities for the six months ended June 30, 2006, generated $14,434,470 of net cash flow, which included energy production credits from state and federal programs, as discussed above.  The net cash from operating activities primarily includes net income from operations adjusted for depreciation and amortization of $1,582,134.

The loan agreement with our Home Federal Savings Bank limits distributions to our members; except we may distribute up to 50% of our net income if our lender has received audited financial statements for the fiscal year demonstrating our compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  We take all of these factors into consideration, in addition to our anticipated cash requirements for future operations, in evaluating the propriety of any future distributions to members.

Cash Flow Used For Investing Activities.  We used $3,758,304 of cash for investing activities for the six months ended June 30, 2006, all of which was used to purchase personal property and equipment for the plant.  Most of the equipment purchases are for infrastructure improvements to optimize the performance of our facility.

Due to a builder’s design change during construction of the ethanol plant, an extra beerwell was installed at the plant which remained the property of ICM, Inc.  On May 10, 2006, we agreed to purchase the beerwell for $1,800,000.  Including the purchase of the beerwell, we estimate that approximately $6 million in capital expenditures will be made in the next twelve months, all of which are expected to be financed from a portion of cash flows from operations or from cash provided through a revolving credit agreement with Home Federal Savings Bank.

Cash Flow Used For Financing Activities. By far, the largest use of cash during the three months ended June 30, 2006 was our financing activities, which used $8,071,021 of cash from our debt financing transactions, described below.

Long-Term Debt.  Our long term debt consists of two term loans with Home Federal Savings Bank of Rochester, Minnesota: (1) a $21,000,000 conventional term loan (“Loan A”), and (2) a $5,000,000 term loan (“Loan B”).  As of June 30, 2006, the principal balance on Loan A was $17,546,477 and the principal balance on the Loan B was $4,204,960.  At June 30, 2006, the effective interest rate for both loans was 8.25%.

On June 10, 2006, we entered into a Master Amended and Restated Credit Agreement, First Supplement to the Master Amended and Restated Credit Agreement, Second Supplement to the Master Amended and Restated Credit Agreement and Third Amendment to Future Advance Mortgage with Home Federal Savings Bank (together, the “Amended Credit Agreements”). Under the Amended Credit Agreements, our effective interest rate on our existing Term Loan A and Term Loan B is reduced to prime, as adjusted quarterly. Under the prior credit agreement, interest on Term Loan A accrued at a variable rate equal to prime plus 1.75% with a floor of 6% and on Term Loan B at prime plus 1.75%. The Amended Credit Agreements also provide for a $4,000,000 revolving credit line. The revolving credit line carries an interest rate of prime, as adjusted quarterly. The term revolving loan available credit balance will be reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.

In connection with this the Amended Credit Agreements, we were required to pay down the principal amount outstanding on Term Loan A and Term Loan B to $4,250,000 and $17,750,000, respectively.  In addition, we paid a $5,000 origination fee for the revolving credit line. The Amended Credit Agreements are subject to the same terms and conditions of our previous Credit Agreement dated November 23, 2004 with Home Federal Savings Bank, including the specific provisions regarding distributions to members, maintenance of deposit accounts, annual capital expenditures, certain financial loan covenants, pre-payment penalties, events of default and the granting of liens to secure our performance. We will also be prohibited from making distributions to our members, however, we will be allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members. In the event of default, Home Federal Savings Bank may accelerate the due date of the loans and declare all obligations immediately due and payable.

Industrial Revenue Bonds.  On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site. As part of the financing, title to the plant site and improvements have been transferred to the City of Garnett, Kansas, as security for the repayment of the bonds, and we are leasing back the site in an amount that is equal to the amount of the principal and interest to be paid on the bonds (the “sale-leaseback transaction”). We purchased all of the Bonds offered by the City of Garnett.  Home Federal Savings Bank consented to the sale-leaseback transaction, and the bonds have been pledged to Home Federal Savings Bank as security for our obligations under the term debt credit facility. The maximum principal amount of the bonds is $50,000,000, of which $47,866,117 has been issued.  Both the bonds and the corresponding lease have terms of 10 years.  The interest income due to us as holder of the bonds is directly offset by the lease payments we owe on the plant.  Both the bond and the corresponding lease have 10-year terms commencing December 20, 2005.  The entire outstanding principal is due upon termination of the bonds.  The outstanding principal at June 30, 2006 was $47,866,117.

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

Distribution to Unit Holders

On June 10, 2006 our board of directors approved a total cash distribution of $196.00 per membership unit to all unit holders of record as of June 10, 2006 for a total distribution of $4,292,008.   This distribution was paid on July 28, 2006.  We expect that this distribution will not affect our ability to maintain financial covenants and meet operating costs.

Commodity Price Risk Protection

We seek to minimize the risks from price fluctuations in the prices of raw material inputs and finished products through the use of hedging instruments.  We are using non-hedge derivative accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of June 30, 2006, the fair value of our derivative instruments relating to corn are reflected as an asset in the amount of $327,656.

As of June 30, 2006, we have price protection in place for approximately 40% of our corn needs through December 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for East Kansas.

As of June 30, 2006, we currently have no price protection in place for our natural gas needs in fiscal year 2006.  As we move forward in fiscal year 2006, we may determine that price protection for natural gas purchases is necessary to attempt to reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

Application of Critical Accounting Estimates

There were no material changes in our accounting estimates during the six months ended June 30, 2006.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements other than those described in the notes to our Financial Statements at June 30, 2006 located above in Note 4, describing our unit purchase and redemption transaction with ICM, Inc. and Fagen, Inc., and Note 9, describing the sale-leaseback transaction with the City of Garnett.

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

Our management (including the Principal Executive Officer, Principal Financial Officer and General Manager) has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Equity Securities

The following is a breakdown of the units repurchased during the period:

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit	Total Units Purchased as Part of Publicly Announced Plans or Programs(2)	Max. Units that May Yet be Purchased Under the Plans or Programs(2)
May 11, 2006	1,900	$2,000	0	0

1)      Redemption of all 1,900 units held by Energy Investors, LLC at a total redemption price of $3,800,000.

(2)    We do not have any plans or programs to repurchase units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2006 annual members meeting on Saturday, June 10, 2006 for the purpose of electing directors.  Votes were solicited in person and by proxy.  Pursuant to our Amended and Restated Operating Agreement, as amended, eleven (11) director positions were open.  We had sixteen nominees for the vacant positions.  The following persons were nominated and the eleven nominees receiving the greatest number of votes were elected to serve on our board of directors:

NUMBER OF VOTES FOR
William R. Pracht	14,587
Daniel Guetterman	14,460
Glenn A. Caldwell	14,425
Scott A. Burkdoll	14,382
Roger J. Brummel	14,203
Jill A. Zimmerman	13,276
Charles P. Torrey	12,643
Steve Doering	12,038
Daniel V. Morgan	11,516
Scott Brittenham	11,031
Donald S. Meats	11,014
Walter Wulf	3,935
Brad Foote	3,842
John Burns	3,492
Harold Wilmarth	2,120
Byron C. Long	570

For the matter on which votes were entitled to be cast, there were no abstentions or broker non-votes.

Pursuant to our operating agreement, prior to the annual meeting the board passed a resolution dividing the board into three (3) classes which will serve staggered terms as follows:  four directors will serve one-year terms until 2007 (“Group I”), three directors will serve two-year terms until 2008 (“Group II”), and four directors will serve three-year terms until 2009 (“Group III”).  At the first regular meeting of the Board of Directors following the 2006 Annual Meeting, the directors determined by resolution which director seats shall be classified as Group I, Group II or Group III directors.  As a result the board will serve terms as follows:

DIRECTOR	POSITION	TERM ENDS
Steve Doering	Director	2007
Daniel V. Morgan	Director	2007
Scott Brittenham	Director	2007
Donald S. Meats	Director	2007
Jill A. Zimmerman	Director, Secretary	2008
Charles P. Torrey	Director	2008
Daniel Guetterman	Director	2008
William R. Pracht	Director, Chairman	2009
Glenn A. Caldwell	Director	2009
Scott A. Burkdoll	Director, Vice-Chairman	2009
Roger J. Brummel	Director	2009

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
10.1	Master Amended and Restated Credit Agreement dated June 10, 2006 by and between East Kansas Agri-Energy, LLC and Home Federal Savings Bank

10.2	First Supplement to the Master Amended and Restated Credit Agreement dated June 10, 2006 by and between East Kansas Agri-Energy, LLC and Home Federal Savings Bank

10.3	Second Supplement to the Master Amended and Restated Credit Agreement dated June 10, 2006 by and between East Kansas Agri-Energy, LLC and Home Federal Savings Bank

10.4	Third Amendment to Future Advance Mortgage and Security Agreement dated June 10, 2006 by and between East Kansas Agri-Energy, LLC and Home Federal Savings Bank

31.1	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

31.3	Certificate Pursuant to 17 CFR 240.13(a)-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350

32.3	Certificate Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST KANSAS AGRI-ENERGY, LLC

Date: August 11, 2006	/s/ William R. Pracht
William R. Pracht
President (Principal Executive Officer)

Date: August 11, 2006	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker
Chief Financial Officer (Principal Financial & Accounting Officer)

Date: August 11, 2006	/s/ Mike Goblirsch
Mike Goblirsch
General Manager