Form 10QSB
period 2006-09-30
EAST KANSAS AGRI ENERGY LLC
filed 2006-11-13
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, there were 21,898 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):☐ Yes  ☒ No

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EAST KANSAS AGRI-ENERGY, LLC
BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,981,340
Trade accounts receivable - related party	3,859,480
Inventory	1,541,387
Investment in commodity contracts	337,111
Interest receivable	1,290,103
Prepaid expense	231,448
Total current assets	14,240,869
PROPERTY, PLANT AND EQUIPMENT
Land	580,322
Land improvements	2,164,402
Office equipment	270,866
Buildings	1,785,915
Equipment	45,010,668
Vehicles	22,743
Construction in progress	797,808
50,632,724
Less accumulated depreciation	(3,913,003)
Total property, plant and equipment	46,719,721
OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117
Idle property	2,332,575
Financing costs	622,538
Less accumulated amortization	(88,041)
Total other assets	50,733,189
Total assets	$111,693,779

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
BALANCE SHEET (UNAUDITED) (page 2)
SEPTEMBER 30, 2006

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,249,408
Accounts payable
Trade	322,788
Related parties	484,914
Accrued payroll, taxes and withholdings	156,018
Other accrued expenses	499,733
Accrued interest	1,329,426
Total current liabilities	6,042,287
LONG-TERM DEBT (less current maturities)	15,556,854
LEASE OBLIGATION	47,866,117
MEMBERS' EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued of which 1,900 units are held as treasury stock	24,707,100
Treasury stock, at cost	(3,800,000)
Retained earnings	21,321,421
Total members' equity	42,228,521
Total liabilities and members' equity	$111,693,779

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2005
REVENUE
Related parties	$26,494,091	$70,787,304	$14,977,726	$15,716,708
Incentive funds	943,000	1,876,037	(23,003)	81,714
	27,437,091	72,663,341	14,954,723	15,798,422

COST OF SALES
Related parties	(9,238,787)	(25,561,050)	(7,296,186)	(7,715,786)
Other	(5,677,168)	(17,502,735)	(4,673,904)	(5,242,910)
	(14,915,955)	(43,063,785)	(11,970,090)	(12,958,696)

GROSS PROFIT	12,521,136	29,599,556	2,984,633	2,839,726

OPERATING EXPENSES
General, administrative and selling expenses	821,989	2,489,255	375,277	422,657
Start-up expenses	—	—	—	926,057
	821,989	2,489,255	375,277	1,348,714

INCOME (LOSS) FROM OPERATIONS	11,699,147	27,110,301	2,609,356	1,491,012

OTHER INCOME (EXPENSE)
Interest income	1,017,204	2,803,048	25,024	25,906
Interest expense	(409,614)	(1,533,033)	(1,177,132)	(1,222,550)
Plant lease interest expense	(978,596)	(2,706,148)	0	0
Other income	232	968	—	2,200
	(370,774)	(1,435,165)	(1,152,108)	(1,194,444)

NET INCOME	$11,328,373	$25,675,136	$1,457,248	$296,568

BASIC AND DILUTED
BASIC INCOME PER UNIT	$517	$1,172	$65	$14

DILUTED INCOME PER UNIT	$517	$1,172	$63	$14

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC	21,898	21,898	22,568	21,500

DILUTED	21,898	21,898	23,180	21,294

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,675,136	$296,568
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,334,983	881,889
Amortization	69,680	1,635
(Increase) decrease in current assets
Accounts receivable	(1,207,934)	(2,564,686)
Inventory	54,160	(1,230,463)
Commodity contracts	(114,160)	(380,539)
Grants receivable	—	54,906
Prepaid expense	180,725	(539,222)
Interest receivable	(975,367)	—
Increase (decrease) in current liabilities:
Accounts payable	(474,981)	911,514
Accrued expenses	1,436,051	386,585
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,978,293	(2,181,813)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(4,990,526)	(36,532,924)
Proceeds from refund of prior year plant and equipment cost	90,207	—
Purchase of land and land option payments	—	(390,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(4,900,319)	(36,922,924)
CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	—	(168,483)
Payment of financing fees	(24,379)	(36,351)
Proceeds from refund of financing fees	80,000	—
Proceeds from notes payable	—	90,000
Repayment of notes payable	—	(90,000)
Proceeds from long-term debt	—	25,750,000
Repayment of long-term debt	(8,147,610)	—
Acquisition of treasury units	(3,800,000)	—
Distributions	(7,773,790)	—
Capital contributions	—	10,000,100
Redemption of units converted to a liability	—	(6,250,000)
Proceeds from units subject to redemption	—	6,250,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(19,665,779)	35,545,266
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,412,195	(3,559,471)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,569,145	6,210,819
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,981,340	$2,651,348

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF CASH FLOWS (UNAUDITED) (page 2)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $254,282 for 2005	$3,317,012	$1,112,155

NON CASH INVESTING AND FINANCING ACTIVITIES

Property, plant, and equipment costs incurred	$949,747	$1,009,961

Accrued interest payable capitalized	$—	$34,164

Restricted cash financed by note payable	$—	$250,000

Property, plant, and equipment financed by a note payable	$—	$1,760,274

Units subject to redemption converted to a liability	$—	$6,250,000

Cost of raising capital reclassified to members' equity	$—	$168,483

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the nine months ended September 30, 2006 and 2005, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2005.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.  Management believes all receivables will be collected and therefore the allowance has been established to be zero at September 30, 2006.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful.  Receivables are considered past due based upon payment terms set forth at the date of the related sale.  The Company has no receivables accruing interest at September 30, 2006.

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the periods ended September 30, 2006 and 2005 this activity resulted in net gains (losses) of ($1,214,840) and $78,815, respectively, which are reported in cost of sales.

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Idle Property

The Company has incurred $2,332,575 of costs related to the preliminary construction of a rail spur project.  The Company does not currently have an estimate of when and if the project is going to be completed.  Accordingly, the costs have been reclassified as idle property as of September 30, 2006.  The Company plans to continue to evaluate the status of this project in future periods.

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

NOTE 2 -                   INCENTIVE PAYMENTS

The Company has qualified for the federal U.S. Department of Agriculture Bio Energy Program.  The federal program is managed by the Commodity Credit Corporation and is designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year.  The annually funded program runs through fiscal year 2006 and incentive payments are pro-rated if applications for incentives exceed the annual funding.  The maximum annual incentive program payments the Company can receive is $7,500,000; individual producers are also subject to an annual limitation of 5% of the total funding.  The Company has included federal incentives of $726,116 and $81,714 in revenue for the nine months ended September 30, 2006 and 2005, respectively.

The Company has been approved for the Kansas Qualified Agricultural Ethanol Producer Incentive Fund.  The incentive rate is $.075 per gallon of ethanol produced.  The Company must establish they have produced 5,000,000 gallons of ethanol before the State of Kansas will disburse the funds.  The Company has included state incentives of $1,149,921 and $0 in revenue for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 3 -                   INVENTORY

As of September 30, 2006, inventory consists of:

Raw Material	$984,699
Work in Progres s	360,610
Finis hed Goods	196,078
$1,541,387

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 loan (Loan A), and (2) a $21,000,000 conventional term loan (Loan B). The $5,000,000 loan has an amortization period and maturity date of 10 years. The Company makes monthly payments of principal and interest on the $5,000,000 loan at a interest rate of prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years. The Company makes monthly payments of principal and interest on the $21,000,000 loan at a rate equal to prime.  The effective interest rate for both loans at September 30, 2006 was 8.25%.

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

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company is subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company is also prohibited from making distributions to their members; however, the Company is allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year. If the Company meets certain financial ratio requirements, it may distribute an additional 10% of net income.  The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2006, certain minimum net worth and maximum debt to net worth

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

covenants.  With the waiver, the Company is in compliance with the applicable loan covenants as of September 30, 2006.

The Company is only allowed to make annual capital expenditures up to $500,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.  The Company is in compliance with the applicable loan covenants as of September 30, 2006.

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

Long-term obligations of the Company are summarized as follows at September 30, 2006:

Loan B	$14,516,974
Loan A	3,463,368
Utility System Revenue Bonds	485,000
CDBG Bonds	340,920
Less current portion	(3,249,408)
Long-term portion	$15,556,854

The estimated maturities of long-term debt at September 30, 2006, are as follows:

12 Month Period Ending 9/30	Amount
2007	$3,249,408
2008	2,927,655
2009	3,177,338
2010	7,708,375
2011	736,871
Thereafter	1,006,615
$18,806,262

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

On July 28, 2006, the Company made an initial dividend distribution to its members in the amount of $196 per share, for a total payment of $4,292,008.  On August 28, 2006, the Company made an additional dividend distribution to its members in the amount of $159 per share, for a total payment of $3,481,782.

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

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.  The Company paid commissions of $235,583 and $52,382, respectively, for the nine months ended September 30, 2006 and 2005 related to this marketing agreement.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.  For the nine months ended September 30, 2006 and 2005, the Company paid $215,526 and $73,767, respectively, in brokerage fees for grain purchases made under this agreement.

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party. The terms of the agreement provide that United Bio Energy Fuels, LLC will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay United Bio Energy Fuels, LLC a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. United Bio Energy Fuels, LLC also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.  For the nine months ended September 30, 2006 and 2005, the Company paid $302,804 and $93,877, respectively, in marketing fees for ethanol marketing under this agreement.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant.  The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005. For the nine months ended September 30, 2006 and 2005, the Company incurred costs of $462,500 and $83,332, respectively, related to this agreement including reimbursable expenses, of which $89,324 is in related party accounts payable.

The Company has an agreement with the City of Garnett, Kansas to share the cost of certain highway improvements.  The Company paid $133,300 on September 7, 2006 and has no future obligation related to this agreement.

On July 28, 2005, the Company entered into an agreement with HDB Construction, Inc. for additional work on the railroad spur project not to exceed an amount of $1,567,268.  As of September 30, 2006 costs related to the agreement of $1,567,268 and additional costs related to the project of $298,116 had been incurred and paid for.  These costs are included in idle property as of September 30, 2006.

On March 23, 2006, the Company entered into an agreement with Jade Millrights, Inc. for construction of a grain bin for $862,000.  As of September 30, 2006 costs related to the agreement of $673,923 have been incurred and paid for and are included in construction in progress.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Due to a builder’s design change during construction of the ethanol plant an extra beerwell was installed and remains the property of the design/builder.  The Company has the option to purchase the beerwell as part of the expansion option in the original design/build agreement.  If the Company does not elect to exercise the expansion option the purchase price will be negotiated at that time.  On May 10, 2006, an agreement was reached on a purchase price of $1,800,000 for the additional beerwell.  This amount has been paid for in full as of September 30, 2006.

The Company has issued purchase orders in the amount of $322,592 for planned capital expenditures.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending September 30,

2007	$656,400
2008	654,108
2009	654,108
2010	466,275
2011	332,108
Thereafter	1,198,386

$3,961,385

The Company is involved in various claims arising in the normal course of business.  Management believes that any financial responsibility that may be incurred would not be material and therefore no additional accrual is deemed necessary.

NOTE 9 -                   SALE/LEASEBACK TRANSACTION

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

The $40,000 of financing fees paid to the bond underwriter and $20,656 of legal and other cost associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds.  A total of $4,301 of amortization expense related to these costs was recognized during the nine months ended September 30, 2006.

From the proceeds of the bond, the Company purchased the bonds as an investment.  The Company, as holder of the industrial revenue bonds, is due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st, commencing June 1, 2006.  The interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms commencing December 20, 2005 and terminating on June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.  The outstanding principal at September 30, 2006 was $47,866,117.  The lease qualifies as a capital lease.  Interest income recognized on the Industrial Revenue Bonds for the nine months ended September 30, 2006 was $2,706,148.  This amount is equal to the lease expense of the plant.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Future debt service requirements on the Industrial Revenue Bonds at September 30, 2006 are as follows:

12 months ending September 30,	Interest Rate	Principal	Interest	Total

2007	8%	$—	$3,829,289	$3,829,289
2008	8%	—	3,829,289	3,829,289
2009	8%	—	3,829,289	3,829,289
2010	8%	—	3,829,289	3,829,289
2011	8%	—	3,829,289	3,829,289
Thereafter	8%	47,866,117	19,146,449	67,012,566

Totals		$47,866,117	$38,292,894	$86,159,011

Amount representing interest				(38,292,894)

Long-Term Obligation				$47,866,117

NOTE 10 — RETIREMENT PLAN

During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees.  All employees are eligible to participate in the plan.  The Company makes a matching contribution of 3% of participants’ eligible wages.  The employees are fully vested upon contribution to the plan.  The Company match for the nine months ended September 30, 2006 and 2005 was $30,767 and $0, respectively.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended September 30, 2006.  This discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this report and the information contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;
•	Costs of construction and equipment;
•	Our ability to market and our reliance on third parties to market our products;
•	Our ability to distinguish ourselves from our current and future competition;
•

Changes to infrastructure, including

- expansion of rail capacity,

- increases in truck fleets capable of transporting ethanol within localized markets,

- additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol,

- growth in service stations equipped to handle ethanol fuels, and

- growth in the fleet of flex fuel vehicles capable of using E85 fuel;

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

Results of Operations

Since we only became operational in June 2005, our income, production and sales data for the nine months ended September 30, 2005, are for less than seven month of operations and, therefore, do not provide meaningful comparable information to the first nine months of 2006.  If you undertake your own comparison of nine months ending September 30, 2005 and the nine months ending September 30, 2006, it is important that you keep that in mind.  However, our results from the third fiscal quarter of 2005 should provide a reasonable basis for comparison with the results from the third fiscal quarter results of 2006.

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal quarters ended September 30, 2006 and 2005:

	September 30, 2006		September 30, 2005
Income Statement Data	Amount	% of Revenues	Amount	% of Revenues
Revenues	$27,437,091	100.0%	$14,954,723	100.0%
Cost of Sales	$14,915,955	54.4%	$11,970,090	79.9%
Gross Profit	$12,521,136	45.6%	$2,984,633	19.9%

Operating Expenses	$821,989	3.0%	$375,277	2.5%
Operating Income	$11,699,147	42.6%	$2,609,356	17.1%

Other Income (Expense)	$(370,774)	(1.3%)	$(1,152,108)	(7.7%)
Net Income	$11,328,373	41.3%	$1,457,248	9.7%

Revenues.  Our revenues from operations come from three primary sources:  ethanol sales, distillers grain sales and ethanol incentive payments from the United States Department of Agriculture (USDA) and the State of

Kansas.  The following table shows the sources of our revenues for the fiscal quarters ended September 30, 2006 and 2005:

	September 30, 2006		September 30, 2005
Revenue Sources	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$23,484,496	85.6%	$12,819,281	85.7%
Distillers Grain Sales	$3,009,595	11.0%	$2,158,445	14.4%
Ethanol Incentive Payments	$943,000	3.4%	$(23,003)	(0.1)%
Total Revenues	$27,437,091	100.0%	$14,954,723	100.0

The increase in revenues from the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is due to an increase in ethanol production and an increase in the average price per gallon received.  The average price per gallon of ethanol sold increased by approximately 53% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Our production in the third quarter of 2006 was significantly higher than the same quarter of 2005 due to greater operational knowledge of our plant gained during our first full year of operations and production enhancements incorporated in the plant during 2006.  Revenue from sales of our co-products also increased by 39% for the three months ended September 30, 2006 over the three months ended September 30, 2005, due to the aforementioned increased ethanol production, which resulted in more tons of distillers feed produced, and a more favorable mix of wet and dry distillers grains sold.

We continued to enjoy very favorable ethanol prices during the third quarter of 2006.  The favorable market price for ethanol is primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, and the current price of gasoline.  Although the price of gasoline has decreased in the last few months, we expect revenue generated from sales of ethanol to remain at current levels through the end of our fiscal year due to the increased demand for ethanol as a replacement for MTBE.  However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.

We received $248,749 from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program for the three month ending September 30, 2006 compared to an adjustment to incentive income of ($23,003) for the same period in 2005.  This represents the final payment from the CCC program as a result of termination of the program on June 30, 2006.

Income from the State of Kansas through the Kansas Qualified Agricultural Ethyl Alcohol Producer’s Program totaled $694,251 for the three months ended September 30, 2006.  East Kansas Agri-Energy, LLC did not receive a state incentive during the same quarter of 2005.  We do not expect more than minimal payments under this program for the remainder of our 2006 fiscal year.

Cost of Sales.   Our cost of sales as a percentage of revenues were 54.4% and 80.0% for the three months ended September 30, 2006 and 2005, respectively.  The percentage decrease in our cost of sales from period to period is primarily due to the increased revenues used to calculate the percentage, partially offset by a 7.1% increase in the cost per bushel of corn.

Operating Expenses.  Our operating expenses as a percentage of revenues were up slightly compared to the same period in 2005.  These percentages were 3.0% and 2.5% for the three months ended September 30, 2006 and 2005, respectively.  The increase is due primarily to expenses associated with our ongoing operations that were not present in the first few months of operation in 2005.  We expect that these expenses will remain constant and keep in line with sales and production.

Operating Income.  Our income from operations for the three months ended September 30, 2006 was 42.6% of revenues compared to 17.5% of revenues for the three months ended September 30, 2005.  This was due to increased revenues and resultant increased gross profit for the three months ended September 30, 2006, partially offset by higher operating expenses for the same period.

Other Income (Expense).  We had other expense of $370,774 for the three months ended September 30, 2006 compared to other expenses totaling $1,152,108 for the three months ended September 30, 2005.  This change was primarily a result of an increase in interest income, as offset by a decrease in interest expense.  Our interest income has increased to $1,017,204 for the three months ended September 30, 2006 from $25,024 for the three months ended September 30, 2005.  This increase resulted from the interest income from our participation in the Industrial Revenue Bonds used to abate our ad valorem taxes.  Our interest expense decreased to approximately $409,000 for the three months ended September 30, 2006 from approximately $1,177,000 for the three months ended September 30, 2005.  The 2005 interest expense included $625,000 paid to ICM, Inc. and Fagen, Inc. upon the redemption of units purchased by both parties.

Changes in Financial Condition for the Nine Months Ended September 30, 2006

The following table highlights the changes in our financial condition for the nine months ended September 30, 2006:

	September 30, 2006	December 31, 2005
Current Assets	$14,240,869	$9,766,098
Current Liabilities	$6,042,287	$4,428,030
Long-Term Debt	$15,556,854	$23,438,059
Members’ Equity	$42,228,521	$28,127,175

Current Assets.  Current assets totaled $14,240,869 at September 30, 2006 up from $9,766,098 at December 31, 2005.  The change resulted from increased cash and cash equivalents of $6,981,340 at September 30, 2006 compared to $4,569,145 at December 31, 2005.  In addition, our trade accounts receivable increased to $3,859,480 at September 30, 2006 compared to $2,651,546 at December 31, 2005 and our interest receivable increased to $1,290,103 from $412,173 for the same periods respectively.

Current Liabilities.  Current liabilities totaled $6,042,287 at September 30, 2006, up from the $4,428,030 at December 31, 2005.  This change is largely due to a decrease in the current portion of long-term debt which totaled $3,249,408 at September 30, 2006 up from $2,615,813 at December 31, 2005 and a decrease in related parties’ accounts payable which was $484,914 and $813,775 for the same periods.

Long-Term Debt.  Long-term debt, net of current maturities, totaled $15,556,854 at September 30, 2006, down from $23,438,059 at December 31, 2006, due to our regularly scheduled loan payments, reductions to the principal amounts due to the free flow cash covenants of our credit agreement, and a reduction required when we renegotiated our credit facility with Home Federal Savings Bank.

Members’ Equity.  The members’ contributions are $24,707,100.  Retained earnings as of September 30, 2006 is $21,321,421 compared to $3,420,075 at December 31, 2005.  Total members’ equity as of September 30, 2006, is $42,228,521 up from $28,127,175 at December 31, 2006.

Liquidity and Capital Resources

Since we only became operational in June 2005, our income, production and sales data for the nine months ended September 30, 2005, are for less than seven month of operations.   Accordingly, we do not have comparable income, production and sales data for the nine months ended September 30, 2005. Any comparisons between the first nine months of 2005 and the first nine months of 2006 should be reviewed with these important distinctions in mind.

Our liquidity needs are primarily met through internally generated cash flow.  Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.  The following table shows cash flows for the nine months ended September 30, 2006:

September 30, 2006
Net cash provided by (used in) operating activities	$26,978,293
Net cash provided by (used in) investing activities	$(4,900,319)
Net cash provided by (used in) financing activities	$(19,665,779)

Cash Flow Provided By Operations.  Our operating activities for the nine months ended September 30, 2006, generated $26,978,293 of net cash flow, which included energy production credits from federal and state programs, as discussed above.  The net cash from operating activities primarily includes net income from operations adjusted for depreciation and amortization.

Cash Flow Used In Investing Activities.  We used $4,900,319 of cash for investing activities for the nine months ended September 30, 2006, all of which was used to purchase personal property and equipment for the plant.  Most of the equipment purchases are for infrastructure improvements to optimize the performance of our facility.

We estimate that approximately $5 million in capital expenditures will be made in the next twelve months, all of which are expected to be financed from a portion of cash flows from operations or from cash provided through a revolving credit agreement with Home Federal Savings Bank.

Cash Flow Used In Financing Activities. By far, the largest use of cash during the nine months ended September 30, 2006, was our financing activities, which used $19,665,779 of cash from our debt financing transactions, described below.  We also made approximately $7.8 million in cash distributions to our members during the nine months ended September 30, 2006.

Short-Term Debt.  We maintain a revolving line of credit with Home Federal Savings Bank of Rochester, Minnesota, to finance short-term working capital requirements.  Under the revolving line of credit, we may borrow up to a maximum of $4,000,000 through December 31, 2007.  As of September 30, 2006, there was no outstanding balance on revolving line, although we may access these funds in the future.  Beginning on January 1, 2008, the maximum available credit balance will be reduced by $400,000 each year until the revolving line expires.  Interest on the revolving line of credit is at prime, which totaled 8.25% as of September 30, 2006.  The revolving line of credit expires on September 30, 2010 and is payable in full on October 1, 2010.

Long-Term Debt.  Our long-term debt consists of two term loans held by Home Federal Savings Bank: (1) a $21,000,000 conventional term loan (“Loan A”), and (2) a $5,000,000 term loan (“Loan B”).  As of September 30, 2006, the principal balance on Loan A was $14,516,974 and the principal balance on the Loan B was $3,463,369.  Loan A and Loan B are payable in monthly installments.  Interest on Loan A and Loan B is at prime, which totaled 8.25% for both loans as of September 30, 2006. Loan A is payable in full on October 1, 2015, and Loan B is payable in full on October 1, 2010.

Industrial Revenue Bonds.  On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site.  The maximum principal amount of the bonds is $50,000,000, of which $47,866,117 is outstanding as of September 30, 2006.  Additional costs of $2,133,883 are planned and are expected to be eligible for submission for the bond trustee for additional bond issuances.  As holder of the industrial revenue bonds, we are due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st.  This interest income is directly offset by the lease payments we pay on the plant.  We and the City of Garnett have waived the payment of the lease payments and the interest income amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have 10-year terms which expire June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.  Interest income recognized on bonds for the period ended September 30, 2006, was $1,727,552, which was equal to the lease expense of the plant.

Waste Water Bond Financing.  We financed our waste water reuse facility through two bond issues by the City of Garnett - Utility System Revenue Bonds (“USR Bonds”) and Community Development Block Grant Bonds (“CDBG Bonds”).  The USR Bonds require annual principal payments beginning on October 1, 2006 and continue through 2015.  Interest on USR Bonds is at rates ranging from 4.6% to 5.2% and is due semi-annually beginning April 1, 2006.  As of September 30, 2006, the outstanding principal amount of the USR Bonds was $485,000.

The CDBG Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015, at a fixed interest rate of 2%.  As of September 30, 2006, the outstanding principal amount of the CDBG Bonds was $340,920.

Distribution to Unit Holders

The loan agreement with Home Federal Savings Bank limits distributions to our members; except we may distribute up to 50% of our net income if our lender has received audited financial statements for the fiscal year demonstrating our compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  We take all of these factors into consideration, in addition to our anticipated cash requirements for future operations, in evaluating the propriety of any future distributions to members.

On August 18, 2006 our board of directors approved a total cash distribution of $159.00 per membership unit to all unit holders of record as of June 30, 2006 for a total distribution of $3,481,782.  This distribution was paid on August 28, 2006.  We expect that this distribution will not affect our ability to maintain financial covenants and meet operating costs.

Commodity Price Risk Protection

We seek to minimize the risks from price fluctuations in the prices of raw material inputs and finished products through the use of hedging instruments.  We are using non-hedge derivative accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales.  The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of September 30, 2006, the fair value of our derivative instruments relating to corn and natural gas are reflected as an asset in the amount of $337,111.

As of September 30, 2006, we have price protection in place for approximately 55% of our corn needs through December 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for East Kansas.

As of September 30, 2006, we do have price protection in place for our natural gas needs in fiscal year 2006.  As we move closer to fiscal year 2007, we may determine that price protection for natural gas purchases is necessary to attempt to reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

Application of Critical Accounting Estimates

There were no material changes in our accounting estimates during the nine months ended September 30, 2006.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements other than those described in the notes to our Financial Statements at September 30, 2006 located above in Note 4, describing our unit purchase and redemption transaction with ICM, Inc. and Fagen, Inc., and Note 9, describing the sale-leaseback transaction with the City of Garnett.

ITEM 3.                  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, the Principal Executive Officer and Principal Financial Officer recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives.

Our management (including the Principal Executive Officer and Principal Financial Officer) has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on such evaluation, The Principal Executive Officer and Principal Financial Officer have agreed that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Our management (including the Principal Executive Officer and Principal Financial Officer) has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

EAST KANSAS AGRI-ENERGY, LLC

Date:	November 13, 2006	/s/ William R. Pracht
William R. Pracht
President (Principal Executive Officer)

Date:	November 13, 2006	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker
Chief Financial Officer (Principal Financial & Accounting Officer)