Form 10KSB
period 2006-12-31
EAST KANSAS AGRI ENERGY LLC
filed 2007-04-02
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

‘34 Act Commission number 000-51278

EAST KANSAS AGRI-ENERGY, LLC

(Name of small business issuer in its charter)

Kansas	48-1251578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 225, 1304 S. Main, Garnett, Kansas 66032

(Address of principal executive offices)

(785) 448-2888

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes     ☒  No

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes     ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

State issuer’s revenues for its most recent fiscal year.   $96,642,827

As of December 31, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $23,498,200

As of December 31, 2006, there were 21,898 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes     ☒  No

PART III	49

SIGNATURES	61

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Overcapacity within the ethanol industry;
•	Actual ethanol and distillers grains production varying from expectations;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Changes in the price and market for ethanol and distillers grains;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
	–	national, state or local energy policy;
	–	federal ethanol tax incentives;
	–	legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;
	–	state and federal regulation restricting or banning the use of MTBE; or
	–	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;
•	Total U.S. consumption of gasoline;
•	Fluctuations in petroleum prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging strategies;
•	Changes in interest rates or the availability of credit;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Changes and advances in ethanol production technology;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS
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

On May 4, 2006, we renegotiated the terms of our bank financing with Home Federal Savings Bank.  The new terms provide for a $4,000,000 term revolving loan in addition to the existing term loans.  The interest rate on the term revolving loan is the prime rate.  The term revolving loan available credit balance is reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.

We engaged United Bio Energy Management, LLC, United Bio Energy Fuels, LLC, United Bio Energy Ingredients, LLC and United Bio Energy Trading, LLC to provide us services including ethanol plant general management, ethanol and distillers grains marketing, grain origination services and overall risk management. These companies are owned by United Bio Energy, LLC of Wichita, Kansas.  United Bio Energy, LLC was owned by an affiliate of ICM, Inc. and an affiliate of Fagen, Inc.  However, in the second quarter of 2005, United Bio Energy, LLC merged with US BioEnergy Corporation of Brookings, South Dakota, which builds and operates biofuel production facilities which may be in competition with our plant. We are highly dependent on United Bio Energy, LLC and its subsidiaries.  As a result of the merger between United Bio Energy, LLC and US BioEnergy Corporation, a conflict of interest may develop between us and US BioEnergy Corporation and it may adversely affect our ability to make a profit.

On January 3, 2007, we executed a termination agreement with UBE Services, LLC (“UBE Services”), successor to United Bio Energy Management, LLC, terminating, effective December 31, 2006, our management agreement with UBE Services.   The termination agreement provides that the parties mutually agree to release each other from their contractual obligations and any and all claims, losses, expenses or damages arising as to or under the management agreement.  In exchange for early termination, we agreed to pay UBE Services the fixed annual fee and incentive bonus set forth in the management agreement through December 31, 2006.  In addition, the termination agreement provides that we have the right to continue to participate in the UBE Plant Manager Program and UBE Group Buying Program for one year in exchange for the payment of $10,000 per month.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.

Fuel grade ethanol is our primary product accounting for the majority of our revenue.  We also sell distillers grains, a principal co-product of the ethanol production process, which may be sold as distillers dried grains and distillers modified wet grains.   We commenced operations in June 2005.  During the fiscal year ending December 31, 2006, we processed approximately 14.7 million bushels of corn into approximately 40.7 million gallons of ethanol.  We also processed approximately 256,000 tons of distillers grains in 2006.  In 2007, we anticipate producing approximately 42.5 million gallons of ethanol and 256,000 tons of distillers grains, from approximately  15 million bushels of corn.  There is no assurance that we will be able to operate at these levels.

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

Ethanol Markets.  The principal markets for our ethanol are regional petroleum terminals located in major population centers in Kansas and neighboring states, including such cities as Kansas City, Missouri; Wichita, Kansas; Tulsa, Oklahoma; and St. Louis, Missouri.  The principal purchasers of ethanol are generally oil refiners and wholesale gasoline marketers and distributors that use ethanol for blending with gasoline.  According to the

Renewable Fuels Association statistics, the demand for fuel ethanol exceeded 5.37 billion gallons in 2006.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  In addition, the implementation of a Renewable Fuels Standard in August 2005 is expected to favorably impact the ethanol industry by enhancing the use of ethanol by allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  See, “DESCRIPTION OF BUSINESS — Governmental Supports and Regulation, Federal Ethanol Supports.”

As described below in “Sales and Distribution of Principal Products,” we market and distribute our ethanol through third parties.

Distillers Grains

A principal co-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement.  Distillers grains contains nutrients that have important growth promoting properties for dairy and beef cattle, poultry and swine.  Our dry mill ethanol processing creates two forms of distiller grains: Distillers Wet Grains and Distillers Dried Grains with Solubles.  Distillers Wet Grains is processed corn mash that contains approximately 70% moisture.  Distillers Wet Grains has a shelf life of approximately three days and is generally sold locally.  Distillers Dried Grains are Distillers Wet Grains dried to 10% to 12% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.  Of our total distillers grains production, we currently market about 20% as DDGS and 80% as DWS.

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

Sales and Distribution of Principal Products

Our ethanol plant is located in Garnett, Kansas in eastern Kansas.  The plant site is located in the Golden Prairie Industrial Park on the edge of Garnett. We selected Garnett because of its location relative to existing grain production and its close proximity to major highways that connect to major population centers such as Kansas City, Missouri; Wichita, Kansas; Tulsa, Oklahoma; and St. Louis, Missouri.  Although, the site has accessibility to rail transportation, our distribution needs are currently satisfied by truck transportation and we do not anticipate constructing a rail spur to access such rail transportation in the immediate future.   We are always assessing the market demands and will address construction of the rail spur as the need for additional transportation methods arise.

Ethanol Distribution

We market the ethanol produced at the plant through Provista Renewable Fuels Marketing, LLC (Provista), successor to United Bio Energy Fuels, LLC.  Pursuant to our marketing agreement with Provista, Provista purchases and markets all of the fuel-grade ethanol produced at our plant. Provista is responsible for determining the price and terms at which the ethanol acquired from the plant is sold and to whom it is sold.  The price received by us from the sale of ethanol is based upon the price that Provista receives from the sale of ethanol to its customers, minus a $0.01 fee per gallon sold and any expenses incurred in connection with the sale and delivery of the ethanol. The marketing agreement between us and Provista is in effect until 2009 and is renewed automatically for one-year terms, unless either party provides ninety days written notice of termination prior to the end of the current term.

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

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with Provista and UBE Ingredients and we rely on Provista and UBE Ingredients for the sale and distribution of all of our products.  In the event our relationship with Provista or UBE Ingredients is interrupted or terminated for any reason, we believe that another entity to market our ethanol and distillers grains could be located.  Any interruption, however, could temporarily disrupt the sale of ethanol and distillers grains and adversely affect our business and operations.  See “Sales and Distribution of Principal Products.”

Governmental Supports and Regulation

Federal Ethanol Supports

Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports, including the ethanol supports contained in the Energy Policy Act of 2005.

2007 State of the Union Address:  Twenty in Ten.  In his January 2007 State of the Union Address, President Bush called for the reduction of 20% of the Nation’s gasoline usage in the next ten years—Twenty in Ten.  To accomplish this goal, he called for increasing the Nation’s supply of renewable and alternative fuels by setting a mandatory fuels standard to require 35 billion gallons of renewable and alternative fuel use by 2017.  If enacted, in 2017, this would be expected to displace 15% of projected annual gasoline use.  To bring about the other five percent reduction in gasoline usage, the President proposed a plan to increase fuel efficiency standards for cars and further extend those for light trucks and sport utility vehicles.  As proposed, these standards would reduce projected annual gasoline use by up to 8.5 billion gallons, or five percent. If enacted, the President’s proposal would also increase the scope of the current Renewable Fuel Standard (RFS), expanding it to an Alternative Fuel Standard (AFS).  As proposed, the AFS would include sources such as corn ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels. Under the President’s plan, the EPA Administrator and the Secretaries of Agriculture and Energy would have authority to waive or modify the standard if they deem it necessary, and the new fuel standard would include an automatic “safety valve” to protect against unforeseen increases in the prices of alternative fuels or their feedstocks.  The President’s ambitious goals are not likely to be reached with current technology and exclusively corn-derived ethanol; although we expect that the initiatives would stimulate new investment in cellulosic ethanol technologies.

Energy Policy Act.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including those included in the Energy Policy Act of 2005, which was signed into law by President George W. Bush on August 8, 2005.

Renewable Fuels Standard.  The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a national 7.5 billion gallon renewable fuels standard (RFS). The RFS requires that gasoline sold by refiners, importers and blenders must contain an increasing amount of renewable fuel, such as ethanol or biodiesel.  The RFS began at 4 billion gallons in 2006, and will increase to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive.  The RFS for 2007 was set by the Environmental Protection Agency and requires 4.7 billion gallons of all the gasoline sold or dispensed to U.S. motorists be renewable fuel.  According to the RFA, production capacity from operating ethanol plants is approximately 5.6 billion gallons as of February 2007.

Compliance with the RFS program will be shown through the acquisition of a unique Renewable Identification Numbers (RIN) assigned by the producer to every batch of renewable fuel produced.  The RIN shows that a certain volume of renewable fuel was produced.  Refiners, importers and blenders must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a record keeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.

In September 2006, the Environmental Protection Agency (EPA) released a proposed final rule for a comprehensive, long-term RFS program starting in 2007.  The new regulation proposes that 3.71 percent (or 4.7 billion gallons) of all the gasoline sold or dispensed to U.S. motorists in 2007 be renewable fuel. In 2006, approximately 4.5 billion gallons of renewable fuel was consumed as motor vehicle fuel in the United States.  The rule also contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard.  Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program.  The RFS must be met by refiners, blenders and importers.  In order to comply with the RFS, each batch of renewable fuel produced is assigned a unique Renewable Identification Number (RIN).  Final rules are expected to be promulgated by the EPA in 2007; however, there is no guarantee that the EPA’s proposed final rule will be enacted, or that we will comply with the rule’s requirements.

Volumetric Ethanol Excise Tax Credit (VEETC).  The American Jobs Creation Act of 2004 created tax incentives for biodiesel and extended the tax credit for ethanol.  In doing so, the Jobs Act established the VEETC, which provides ethanol blenders and retailers with a credit of $0.51 per pure gallon of ethanol blended, or $0.0051 per percentage point of ethanol blended (i.e., E10 has a 10% ethanol content and is eligible for a credit of $0.051 per gallon, while E85 is eligible for a credit of $0.4335 per gallon).  This incentive is set to expire in 2010; however, legislation was introduced to Congress in January 2007 that proposes to make the tax credit permanent.

Small Ethanol Producer Credit.  The Energy Policy Act of 2005 changed the definition of a small ethanol producer to include a production capacity of up to 60 million gallons, increased from 30 million gallons under the original version of the credit.

Federal Fleets.  Under the Energy Policy Act of 2005, federal fleets are required to use alternative fuels in dual-fuel vehicles unless they qualify for a waiver from the Secretary of Energy.  Fleets may obtain a waiver is alternative fuel is not reasonably available or the cost of alternative fuel is unreasonably more expensive than conventional fuel.  In 2000, the President signed an executive order requiring federal agencies to reduce their vehicular petroleum use by 20% by 2005 and beyond.  In response, the Energy Policy Act of 2005 allows fleets to either:  (i) ensure that 75% of new light-duty vehicles acquired are alternative fuel vehicles; or (ii) obtain a waiver by proving to the Department of Energy that they will achieve petroleum reductions equivalent to their alternative fuel vehicles running on alternative fuels 100% of the time.

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

In 2006, our costs of environmental compliance were approximately $34,000, and consisted primarily of permitting and licensing fees and environmental compliance testing.

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

According to the Renewable Fuels Association, as of March 13, 2007, the ethanol industry has grown to approximately 114 production facilities in the United States with an additional 80 plants under construction and 7 expansions of existing plants.  The Renewable Fuels Association estimates that the United States ethanol industry has capacity to produce more than 5.6 billion gallons of ethanol per year.  The new ethanol plants along with the plant expansions under construction could push United States production of fuel ethanol in the near future to more than 12.0 billion gallons per year.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland (“ADM”), Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we produce.  Archer Daniels Midland has announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States.  Management is unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand for or price of our ethanol. However, it is possible that the plant-building boom will create a market glut for ethanol thereby driving ethanol prices, along with our revenues, down due to the increasing supply.

According to the RFA’s Ethanol Industry Outlook 2007, as of January 2007, Kansas ranks seventh in the nation among ethanol producers.  Kansas has 212.5 million gallons per year production capacity online, plus an additional 295 million gallons under construction or expansion, for a total of 507.5 million gallons of production capacity.  As of February 2007 there are eight operating ethanol plants in Kansas.  In addition, there are four ethanol plants in various stages of planning, construction and development in the state.  Due to the preliminary nature of many of these projects, it is difficult to estimate the number of potential ethanol projects within our region.  The surrounding plants will likely impact the demand for corn and milo in our area and may increase the price for corn, milo and other resources such as electricity and natural gas.  At times, we expect that we will have to pay higher prices for corn and milo to ensure we have adequate supply to produce ethanol for our plant.

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

Ethanol imported from Brazil is subject to a 54 cents per gallon tariff.  However, the Central America-Dominican Republic Free Trade Agreement, which was ratified in 2005, may provide a means to circumvent the tariff.  Some Brazilian producers hope to export their low-cost ethanol to Central America, mix it with Central American ethanol, and import this inexpensive product into the United States duty-free.  Ethanol shipments through countries in the Caribbean such as El Salvador, Jamaica, and Costa Rica are shipped in tariff-free due to the Caribbean Basin Initiative (CBI).  It is unclear whether Brazilian producers will be able to utilize this design to circumvent the tariff, but if they succeed domestic producers will lose the advantage provided by the tariff.

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

Distillers Grains

Our plant primarily competes with other ethanol producers in the production and sales of distillers grains.  The United States ethanol industry is expected to produce as much as 17 million tons of distillers grains annually by 2012.  Our distillers grains also compete with other livestock feed formulations: corn gluten feed, dry brewers grain, soybean meal and mill feeds.  Distillers grains primarily compete with these products on the basis of price and protein content.

Sources of Raw Materials - Corn and Milo Feedstock Supply

To operate at a name-plate capacity of 35 million gallons of ethanol annually, our plant requires approximately 13 million bushels of grain per year for its dry milling process.  Because of improvements made to our facility and the technological process, we expect to produce approximately 42.5 million gallons of ethanol in 2007 requiring approximately 15 million bushels of grain. The grain supply for our plant will be obtained pursuant to our Raw Grains Agreement with United Bio Energy Ingredients, LLC, described below.  We will depend heavily on the performance of United Bio Energy Ingredients, LLC for our grain inputs.

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

See “MANAGEMENT’S DISCUSSION AND ANALYSIS — Results of Operations for Fiscal Year 2006, Cost of Sales” for a more detailed discussion of our corn supply.

Utilities

The plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate.  We have entered into agreements with providers of these utilities as follows:

Natural Gas

Our plant requires a natural gas supply of approximately 2,900 MMBtu per day when drying.   If the direct gas-fired dryer operates 100% of the time for an entire year, the plant could consume 1,030,000 MMBtu per year.  We engaged U.S. Energy Services, Inc. of Wayzata, Minnesota, to provide consulting and energy management services for supplies of electricity and natural gas.  Our natural gas requirements are supplied by Southern Star Central Gas Pipeline and Kinder Morgan Interstate Gas Transmission.  We have not experienced any interruptions in the supply of natural gas to our plant from our suppliers in 2006 and all of our natural gas requirements have been met.

Electricity

Electricity is necessary for lighting and powering much of the machinery and equipment used in the production process.  Our plant requires approximately 20,000,000 kilowatt hours per year.  We have entered into an agreement with Kansas City Power and Light Company to provide for our electricity needs for a term of 15 years.

On May 10, 2005, we entered into an agreement with ICM, Inc. for the purchase of a steam turbine generator.  In order to finance the purchase of the generator, we executed a promissory note for $1,760,274 to ICM, Inc and granted a security interest in the generator to ICM, Inc. as collateral for the loan.  See MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources, Debt Financing” for a more detailed discussion of this note.  The generator can generate up to approximately 25% of the plant’s electricity needs and results in a net energy savings.  The generator was on line and in production for all of 2006.  On March 31, 2006 the note to ICM, Inc. was paid in full.

Water

We will require a significant supply of water, approximately 350,000 gallons per day.  We have entered into an agreement with the City of Garnett for our water requirements at the usual rates.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Management and Employees

UBE Services, LLC, successor to United Bio Energy Management, LLC, managed the day-to-day operations of our ethanol plant pursuant to a management agreement dated November 12, 2004.  On January 3, 2007, the Company and UBE Services executed a Termination Agreement terminating the management agreement effective December 31, 2006 (the “Termination Date”).  The Termination Agreement provides that the Company and UBE Services mutually agree to release each other from their contractual obligations and any and all claims, losses, expenses or damages arising as to or under the management agreement as of the Termination Date.  In exchange for early termination, the Company agreed to pay UBE Services the fixed annual fee and incentive bonus set forth in the management agreement through December 31, 2006.  In addition, the Termination Agreement provides that we shall have the right to continue to participate in the UBE Plant Manager Program and UBE Group Buying Program for one year following the Termination date in exchange for the payment of 10,000 per month.

Effective January 15, 2007, we hired Steven L. Gardner to serve as our general manager.  Pursuant to the employment agreement, we will pay Mr. Gardner a base salary of $125,000 and a one-time payment for moving expenses.  In addition, he will be eligible for an annual bonus based on his achievement of performance conditions and is entitled to participate in any and all benefit plans adopted by the Company, subject to eligibility requirements imposed by such plans, including group medical, dental, vision and term life insurance and 401(k) retirement savings plan.

We employ 33 full-time employees, 29 of whom are employed in ethanol production operations and 4 are employed in general management and administration.  The following table represents the positions held by our current employees:

Position	# Employed
General Manager	1
Chief Financial Officer &Controller	1
Administrative / Clerical	2
Plant Manager	1
Operations Manager	1
Lab, Safety & Environmental	3
Shift Supervisors	4
Plant Operators	9
Maintenance Supervisor	1
Maintenance Craftsmen	5
Material Handlers	4
Scale Operator	1
TOTAL	33

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

We are dependent upon United Bio Energy, LLC and its subsidiaries to operate our ethanol plant.  There are several material agreements in effect with subsidiaries of United Bio Energy, LLC (“UBE”) with respect to the operations of the plant.  Provista is the sole buyer of our ethanol. UBE Ingredients is the sole marketer of our distillers grains and procures all of the corn and milo needed for ethanol production at our plant. UBE Trading provides us with overall risk management.  In addition, UBE is owned by US BioEnergy Corporation of Brookings, South Dakota which builds and operates biofuel production facilities which may be in competition with our plant.  If any of these parties were to terminate any of these relationships, we believe that we can locate other arrangements for the sale and distribution of our products and procurement of our grain inputs.  However, if we are not able to secure suitable and timely replacements for those services at a reasonable cost or at all, it would materially harm our business.

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

Increases in the price of corn, milo and natural gas would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn, milo and natural gas. Changes in the price and supply of these commodities are subject to and determined by market forces over which we have no control.

Ethanol production requires substantial amounts of corn.  The availability and price of corn is influenced by weather, governmental policy, disease and other market conditions.  Generally, higher corn prices will produce lower profit margins. Competition for corn has significantly increased and we expect it will continue to increase.  As a result, corn prices have trended higher.  If we experience a sustained period of high corn or milo prices, such pricing may reduce our ability to generate revenue and our profit may significantly decrease.

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

Declines in the price of ethanol or distillers grains would significantly reduce our revenues.  Our revenues are exclusively dependent on the market prices for ethanol and distillers grains.  These prices can be volatile as a result of a number of factors.  These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products.  For instance, the price of ethanol generally tends to increase as the price of gasoline increases, and the price of ethanol generally tends to decrease as the price of gasoline decreases.  Any lowering of gasoline prices will likely lead to lower prices for ethanol, which may decrease our ethanol revenues.  Similarly, the price of distillers grains generally tends to fluctuate in the same direction as the price of corn and soybean meal.  Therefore, any lowering of corn or soybean meal prices will likely lead to lower prices of distillers grains.

The price of ethanol has recently been much higher than its 10-year average.  We do not expect these prices to be sustainable as supply from new and existing ethanol plans increases to meet increased demand.  The total production of ethanol is at an all time high and continues to rapidly expand at this time.  Increased production of ethanol may lead to lower prices.  Any decrease in the price at which we can sell our ethanol will negatively impact our future revenues.

The increased production of ethanol could have other adverse effects.  For example, the increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains.  Those increased supplies could outpace demand, which would lead to lower prices for those co-products.  In addition, distillers grains compete with other protein based animal feed products.  The price of distillers grains may decrease in part on the price of the commodity from which it is derived.  Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.  Any decrease in the prices at which we can sell our distillers grains will negatively affect our revenues.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels.  Recently, the spread between ethanol and corn prices has been narrowing, due in large part to lower oil prices and high corn prices.  However, this spread has fluctuated significantly and may fluctuate significantly in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  However, our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices.  In addition, hedging activities themselves can result in costs because price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors, including commodity cash prices that are beyond our control.  We may incur such costs and they may be significant.

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

Risks Related to Ethanol Industry

There are several ethanol plants in various stages of development in the area surrounding our proposed plant site, which will increase our competition for resources, such as corn, milo, electricity and natural.   According to the RFA’s Ethanol Industry Outlook 2007, as of January 2007 Kansas ranks seventh in the nation among ethanol producers.  Kansas has 212.5 million gallons per year production capacity online, plus an additional 295 million gallons under construction or expansion, for a total of 507.5 million gallons of production capacity.  As of February 2007 there are eight operating ethanol plants in Kansas.  In addition, there are four ethanol plants in various stages of planning, construction and development in the state.  Due to the preliminary nature of many of these projects, it is difficult to estimate the number of potential ethanol projects within our region.  The surrounding plants will likely impact the demand for corn and milo in our area and may increase the price for corn, milo and other resources such as electricity and natural gas.  At times, we expect that we will have to pay higher prices for corn and milo to ensure we have adequate supply to produce ethanol at our plant.  As a result, our ability to operate profitably may be negatively impacted.

Increased acceptance of ethanol as a fuel may lead to greater demand, increase in price and shortages of corn, which may cause our plants to become unable to produce ethanol or such production may become unprofitable.  We anticipate that increase in ethanol production will lead to significantly greater demand for corn.  Such increase may lead to difficulty sourcing corn on economical terms, due to supply shortages.  According to the October 2006 issue of Ethanol Producer Magazine, industry insiders admit that if the United States’ entire current corn crop were converted to ethanol, it would only yield enough ethanol to satisfy approximately a quarter of the United States’ current gasoline consumption.  Supply shortages could require us to suspend operations at our plant until corn or milo became available at affordable prices.  Suspension of operations would adversely affect our business and financial condition.  Additionally, the price we pay for corn or milo at our production facility could increase if other ethanol production facilities are built in the same general vicinity or if we expand our facility.  Due to the proximity of our proposed plant to other plants, a corn or milo shortage in the geographic region where we anticipate operating our plant could result in higher costs of corn or milo and cause us to incur significant transportation costs to ship in our feedstocks for production which could negatively impact our ability to operate profitably.

As domestic ethanol production continues to grow, ethanol supply may exceed demand, causing ethanol prices to decline and the value of your investment to be reduced.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. According to the RFA’s Ethanol Industry Outlook 2007, ethanol production reached a record high of 4.9 billion gallons in 2006.  The RFA further states that domestic ethanol production capacity has increased from 1.9 billion gallons per year at December 31, 2001 to an estimated 5.6 billion gallons per year in February 2007.  The RFA estimates that, as of February 2007, approximately 6.2 billion gallons per year of additional production capacity is under construction or expansion at 85 new and existing facilities.  In addition, ADM is undergoing expansion to add 275 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market with approximately 1,345 million gallons of capacity upon completion.

Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial condition.  As these new plants begin operations, we expect domestic ethanol production to significantly increase.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits.

The recent trend toward consolidation in the ethanol industry may put us at a competitive disadvantage to the buying and selling power of newly-formed coalitions.  There is a recent trend toward consolidation in the ethanol industry as many farmer-owned plants are aligning themselves with marketing blocks, forming coalitions to market their ethanol. The advantages to consolidation are the increased efficiencies and market share that accompany newly-formed coalitions to sell ethanol. In some cases, lenders influence consolidation by requiring particular marketers to reduce their risk. In addition to consolidation in the marketing area, ethanol industry leaders are moving towards consolidation in other areas such as plant management, feedstock, services and maintenance. We may not be able to compete in this increasingly consolidated market as we may not have the buying and selling power of these new coalitions. The new coalitions will likely be able to produce ethanol at a lower cost due to their pooled resources, which could negatively impact our profitability.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.  Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  This is especially true for the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Significant resources are being allocated to promote research and development of cellulose-based ethanol.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.  If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition may be negatively impacted.

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

A change in government policies favorable to ethanol may cause demand for ethanol to decline, which could reduce the value of your investment.  Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol may affect our ability to sell our ethanol profitably.

Loss of favorable incentives for the ethanol industry as a whole or ineligibility for tax benefits for ethanol production could hinder our ability to operate at a profit and reduce the value of your investment in us.

Renewable Fuels Standard.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including those set forth in the Energy Policy Act of 2005.  The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a national 7.5 billion gallon renewable fuels standard (RFS).  The RFS requires that gasoline sold by refiners, importers and blenders must contain an increasing amount of renewable fuel, such as ethanol or biodiesel.  The RFS began at 4 billion gallons in 2006, and will increase to 7.5 billion gallons by 2012.  The RFS for 2007 is 4.7 billion gallons, which is slightly less than the amount of ethanol produced in 2006. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.

In September 2006, the Environmental Protection Agency (EPA) released a proposed final rule for a comprehensive, long-term RFS program starting in 2007.  The new regulation proposes that 3.71 percent (or 4.7 billion gallons) of all the gasoline sold or dispensed to U.S. motorists in 2007 be renewable fuel. In 2006, approximately 4.5 billion gallons of renewable fuel was consumed as motor vehicle fuel in the United States.  The rule also contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard.  Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program.  The RFS must be met by refiners, blenders and importers.  In order to comply with the RFS, each batch of renewable fuel produced is assigned a unique Renewable Identification Number (RIN).  Final rules are expected to be promulgated by the EPA in 2007; however, there is no guarantee that the EPA’s proposed final rule will be enacted, or that the industry will comply with the rule’s requirements.

President Bush’s 2007 State of the Union Address proposed an expansion and reform of the Renewable Fuels Standard (RFS).  To comply with the current standard, fuel blenders must use 7.5 billion gallons of renewable fuels in 2012.  Under the President’s proposal, the fuel standard will be set at 35 billion gallons of renewable and alternative fuels in 2017.  The President’s proposal will also increase the scope of the current Renewable Fuel Standard (RFS), expanding it to an Alternative Fuel Standard (AFS).  The AFS will include sources such as corn ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels.

The President’s ambitious goals are not likely to be reached with current technology and exclusively milo or corn-derived ethanol.  We cannot assure you that legislation addressing these goals will be adopted.

Volumetric Ethanol Excise Tax Credit.  On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (JOBS Bill), which includes the provisions of the Volumetric Ethanol Excise Tax Credit (VEETC).  The VEETC provides a credit of 5.1 cents per gallon on 10% ethanol blends.  This tax credit is received by gasoline refiners and blenders for blending ethanol into their fuel.  The credit took effect in 2005 and is set to expire in 2008.  Legislation was introduced in the first day of the 2007 Congress which proposes a permanent extension of the VEETC; however, there is no guarantee that this proposed legislation will be adopted.

Small Ethanol Producer Tax Credit.  Another important provision of the Energy Policy Act of 2005 involves an expansion in the definition of who qualifies as a small ethanol producer.  Historically, small ethanol producers were allowed a 10 cents per gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons.  The small ethanol producer tax credit is set to expire December 31, 2010.  As with the VEETC, legislation was introduced in the first 2007 session of Congress which proposes to make the small ethanol producer credit permanent.  There is no guarantee that this proposed legislation will be adopted.

The elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (VEETC) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of our business.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profit and the value of your investment.  We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the proposed plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require. If for any reason, any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profit.

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

In addition, the plant includes a fermenter walkway, evaporator and storage facilities for ethanol and distillers grains.  The site also contains improvements such as landscaping, drainage systems and paved access roads.  On April 5, 2005, we received an easement from the State of Kansas in exchange for $1.00 which will allow us to construct and operate a railroad spur line across state park property owned by the State of Kansas.  Although the site has accessibility to rail transportation, our distribution needs are currently satisfied by truck transportation and we do not anticipate constructing a rail spur to access such rail transportation  in the immediate future.  We are always assessing the market demand and will address construction of the rail spur as the need for additional transportation methods arise.

We have transferred title to the plant site and improvements to the City of Garnett as the security for the industrial revenue bond financing from the City of Garnett and are leasing back the site in exchange for lease payments in an amount that is equal to the amount of interest to be paid on the City of Garnett Bonds.  The industrial revenue bonds that we purchased from the City of Garnett serve as collateral for our term debt financing with Home Federal Savings Bank.  See MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources, Debt Financing” for a more detailed discussion of these transactions.

ITEM 3.  LEGAL PROCEEDINGS

On November 17, 2006, the County of Anderson, Kansas appealed to the Court of Appeals of the State of Kansas, the decision of the Kansas Board of Tax Appeals affirming exemption from ad valorem taxation through the issuance of revenue bonds to us by the City of Garnett.  On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site.  We purchased all of the Bonds offered by the City of Garnett.  In the appeal filed with the Kansas Court of Appeals, the County is seeking to have the issuance of those bonds overturned.  The action is being vigorously defended and we believe the issuance of the bonds will be upheld.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS

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

Unit Holders

As of December 31, 2006, we have approximately 703 unit holders of record.  There is no other class of membership units issued or outstanding.

Distributions

On June 10, 2006 our Board of Directors approved a cash distribution of $196 per unit to the holders of membership units of record at the close of business on May 10, 2006.  The distribution was paid in June 2006.  On August 18, 2006, our Board of Directors approved a cash distribution of $159 per unit to the holders of membership units of record at the close of business on June 30, 2006.  The distribution was paid in August 2006.  On November 10, 2006, our Board of Directors approved a cash distribution of approximately $207 per unit to the holders of membership units of record at the close of business on September 30, 2006.  The distribution was paid in November 2006. Revenues generated from plant operations are distributed by the Company to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.   Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail under “MANAGEMENTS DISCUSSION AND ANALYSIS- Liquidity and Capital Resources, Debt Financing.”

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

•       Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

—                    national, state or local energy policy;

—                    federal ethanol tax incentives;

—                    legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

—                    state and federal regulation restricting or banning the use of MTBE; or

—                    environmental laws and regulations that apply to our plant operations and their enforcement;

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

•       Competition from alternative fuels and alternative fuel additives; and

•       Other factors described elsewhere in this report.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

We were formed as a Kansas limited liability company on October 16, 2001, for the purpose of constructing and operating an ethanol plant near Garnett in eastern Kansas.   In June 2005, we completed the construction of our 35 million gallon per year ethanol plant and since then, we have been engaged in the production of ethanol and distillers grains.

Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.  We purchase all of our corn and milo from UBE Ingredients.  See “DESCRIPTION OF BUSINESS — Sources of Raw Materials - Corn and Milo Feedstock Supply, Raw Grains Agreement” for information regarding our raw grains agreement with UBE Ingredients.  After processing the corn, our ethanol and distillers grains are sold to Provista and UBE Ingredients, respectively, which subsequently markets and sells our products.  See “DESCRIPTION OF BUSINESS — Sales and Distribution of Principal Products,” for information regarding our ethanol agreement with Provista and our distillers grains marketing agreement with UBE Energy Ingredients.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell ethanol, distillers grain and corn oil and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins.  Surplus grain supplies also tend to put downward price pressure on distillers grains.  In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives, and the rapid growth in ethanol production capacity.

Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  The cost of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to increase the average price of corn as demand for corn continues to rise.  Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, storage, pipeline capacity, and weather in use areas.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to remain above previous averages due to the high price of alternative fuels such as fuel oil.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Analysis of Financial Condition and Results of Operations

Comparison of the fiscal years ended December 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2006 and 2005 (It is important to note when comparing these two periods that the fiscal year ending December 31, 2005 represents only 7 months of production since the plant only became operational in June of 2005):

	Year Ended December 31, 2006		Year Ended December 31, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$96,642,827	100.0	$35,591,321	100.0

Cost of Goods Sold	$58,748,450	60.8	$26,879,985	75.5

Gross Profit	$37,894,377	39.2	$8,711,336	24.5

Operating Expenses	$3,256,094	3.4	$1,781,495	5.0

Operating Income	$34,638,283	35.8	$6,929,841	19.5

Other Income (Expense)	$(1,736,993)	(1.8)	$(1,822,302)	(5.1)

Net Income	$32,901,290	34.0	$5,107,539	14.4

Revenues.  Revenues from operations for the fiscal year ended December 31, 2006 totaled $96,642,827.  In the fiscal year ended December 31, 2006 ethanol comprised approximately 86% of our sales and DDGS comprised approximately 12% of our sales.  Revenues from operations for the fiscal year ended December 31, 2005 totaled $34,591,321, of which ethanol comprised approximately 81% of our sales and DDGS comprised approximately 14%.  The increase in revenues from operations for the fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005 is substantially a result of a 32% increase in the price per gallon of ethanol and a 213% increase in gallons produced.   The 213% increase in gallons produced is a result of a full year in production in 2006 as compared to only 7 months of production in 2005 as well as an approximate 10% increase in the average production rate in 2006.  The sales price for our distillers grains has remained relatively unchanged in the fiscal year ended December 31, 2006 compared to the previous fiscal year ended December 31, 2005.  Distillers grains prices are expected to remain stable in relation to corn prices for the foreseeable future unless the price of soybean meal or other protein sources change significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grain prices.

Although the price of ethanol continues to exceed historical averages, values have trended lower since their peak in July of 2006.  Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages.  However, management believes the industry will need to continue to grow demand in order to sustain these higher values.  According to the Renewable Fuels Association, as of March 13, 2007 there were 114 ethanol plants in operation nationwide with the capacity to produce more than 5.6 billion gallons annually, with an additional 80 new plants and seven expansions under construction expected to add an additional estimated 6.4 billion gallons of annual production capacity in the next 12 to 18 months.  Unless the new supply is equally met with increased demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs rise.  Areas where demand for ethanol may increase are new growing markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Ohio, Tennessee, Louisiana, Georgia and Texas.

Our revenues and profits are impacted by federal ethanol supports and tax incentives.  Changes to these supports or incentives could significantly impact demand for and value of ethanol.  The Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  In addition, the Energy Policy Act of 2005 created a Renewable Fuels Standard (“RFS”) which is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol, at least up to the 7.5 billion gallon mandate required by 2012.  The RFS allows refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.  The industry surpassed the mandated volumes in 2006 and maintained relatively high values.  Although this is a favorable trend for the industry, it may not continue if future ethanol production outpaces demand and leads to lower ethanol prices.

On September 7, 2006, the EPA proposed rules to govern the implementation of the 2006 RFS requirement.  The proposed rules would require that 3.71% of all gasoline sold or dispensed to U.S. motorists in 2007 be renewable fuel.  This would be an increase from the rule issued in December 2005 by the EPA, which implemented the Energy Policy Act’s default standard of 2.78% for calendar year 2006.  The RFS program is designed to cut petroleum use by approximately 3.9 billion gallons per year by 2012 and reduce greenhouse gas emissions by up to 14 million tons annually.  In addition to preliminary analyses of the economic and environmental impacts, the December 2005 regulation explains how industry is likely to comply with the RFS for 2007 and beyond.  The rule contains compliance tools and a credit trading system that is integral to the overall program.  The system allows renewable fuels to be used where they are most economical, while providing a flexible means for the industry to comply with the standard.  Various renewable fuels can be used to meet the requirements of the RFS program, including ethanol and biodiesel.  While the RFS program provides certainty that a minimum amount of renewable fuel will be consumed in the United States, an even greater quantity can be consumed if fuel producers and blenders choose to do so.  In 2006, there was approximately 4.5 billion gallons of renewable fuel consumed as motor vehicle fuel in the United States.  The RFS program requires that this volume increase to at least 7.5 billion gallons by 2012.

Since the current national ethanol production capacity exceeded the 2006 RFS requirement and will likely meet or exceed the 2007 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  The majority of the ethanol produced is blended with gasoline at 10% or less, and is utilized as an oxygenate to make the fuel burn cleaner for the environment.  Fuel oxygenates are required in many areas throughout the United States, where air quality standards are difficult to maintain.  Methyl Tertiary Butyl Ether (M.T.B.E.) has been a more economical oxygenate source in the past; however, many M.T.B.E. producers and blenders have chosen to discontinue production or use of the product due to recent elimination of liability protection in the recent RFS legislation.  The rapid phase-out of M.T.B.E. as an oxygenate caused a sharp increase in demand for ethanol to supply the much larger oxygenate market in 2006.  For this reason, we saw ethanol trading at a large premium to gasoline when ethanol was sold as blending stock.   At this time, approximately 80% of the M.T.B.E. market volume has been replaced with ethanol, with the balance expected to be replaced by the end of 2007.  A large portion of the rapid increase in the supply of ethanol is presently being absorbed into this oxygenate market; however, when the industry has met the demand of this market, the price of ethanol may be dictated by traditional fuel prices.   If the supply of ethanol continues to increase due to the addition of plants and capacity, and demand is not able to maintain the same pace, there may be a negative impact on the price of ethanol and our earnings.

Demand for ethanol may be enhanced as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The American Coalition for Ethanol reports that there are currently approximately 1,000 retail gasoline stations supplying E85.  However, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.

Published studies on ethanol indicate that, in high concentrations, it may have significantly enhanced corrosive effects versus traditional gasoline.  While there have been no documented reports of corrosion for UL Listed or Recognized components used with E85, on October 5, 2006, Underwriters Laboratories suspended authorization to use the UL Mark on components used in dispensing devices that will dispense any alcohol-blended fuels containing over 15% alcohol until updated certification requirements are established and the effected components have been found to comply with them.  The lack of a UL seal for filling station pumps carrying E85 means that some of these stations may be violating fire codes, and that new stations intending to install E85 systems may need waivers from local or state fire marshals.  It is the decision of each authority having jurisdiction as to whether existing E85 dispensing equipment is allowed to remain in service or is taken out of service until additional supporting information is received.  Underwriters Laboratories has not set a deadline for creating standards that could lead to certification, which could result in the closure of some existing E85 fueling stations and delay in opening others.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the fiscal year ended December 31, 2006 totaled $58,748,450 as compared to $26,879,985 for the fiscal year ended December 31, 2005.  The increase in cost of goods sold in the fiscal year ended December 31, 2006 as compared to the previous year is primarily a result of a full 12 months of operations in 2006 as opposed to seven months in 2005.

While our corn costs remained stable to what we experienced in 2005, increased emphasis on alternative fuel sources and use of corn in the production of ethanol may put upward pressure on corn prices for the long term.   We avoided the higher prices in the short-term through use of our risk management program, but there are limits to our ability to avoid sustained increases in the price of corn.   Final USDA crop reports reflect a 2006 national corn crop of approximately 10.8 billion bushels, compared to a 2005 national corn crop of 11.11 billion bushels.  Although the carryout supplies for the 2006 marketing year appear adequate, any production shortfall during the 2007 growing season will create volatility and may increase our cost of corn.  Should supplies of corn tighten or be perceived to be tightening, the market will react with higher prices to encourage producers to plant more acres to corn. These higher prices will have a negative impact to our costs of goods sold.

Cost of goods sold includes a gain of $590,000 for the fiscal year ending December 31, 2006 related to our corn derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program.

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 78,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Natural gas has recently been available only at prices exceeding historical averages. These heightened prices increased our costs of production.  Although natural gas prices trended lower as the year progressed, we expect natural gas prices to remain higher than historic value given the higher value of energy sources generally.  This could increase our gas costs substantially, which will adversely impact our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas and will continue to work with them on an on-going basis to mitigate our exposure to volatile gas prices.

Gross Profit.  Gross profit for the fiscal year ended December 31, 2006 was approximately $37,894,377 as compared to approximately $8,711,336 for the fiscal year ended December 31, 2005.  This increase is due primarily to a full year of production in 2006 as compared to only 7 months of production in 2005, increased efficiency and production at the plant, and the favorable spread between the selling prices of our products and the costs of the raw materials required to produce our products.

In the fiscal year ended December 31, 2006, we enjoyed a very favorable spread between the selling price of the ethanol and distillers grains we sold and the cost of the raw materials we require to produce our ethanol and distillers grains.  We do not expect the spread between the price we receive for our products and the costs of our raw materials to continue to exist at such a favorable rate in the future.  A decrease in this spread will adversely affect our financial performance.

Operating Expenses.  Operating expenses for the fiscal year ended December 31, 2006 totaled approximately $3,256,094.  The increase in operating expenses for the fiscal year ended December 31, 2006 was primarily due to a full twelve months of operations as opposed to only seven months in the previous fiscal year ended December 31, 2005.

Operating Income.  Operating income for the fiscal year ended December 31, 2006 totaled approximately $34,638,283.  Operating income for the fiscal year ended December 31, 2005 totaled approximately $6,929,841.  The increase in operating income for fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005 is substantially a result of a 32% increase in the price per gallon of ethanol and a 213% increase in production.  The production increase is primarily a result of twelve months of production in 2006 as opposed to seven months of production in 2005, as well a 10% increase in year over year average rate of production.

Other Income (Expense).  Our other income and expense for the fiscal year ended December 31, 2006 was an expense of $1,736,993.  Other income and expense for the fiscal year ended December 31, 2005 was an expense of $1,822,302.  Our other income and expense items consist primarily of interest income, lease interest expense and interest expense.  Interest expense is the major item in the Other Income (Expense) category and it was consistent in 2005 and 2006.

Changes in Financial Condition for the Fiscal Year Ended December 31, 2006 Compared to the Fiscal Year Ended December 31, 2005.

Assets totaled $110,707,641 on December 31, 2006 as compared to $103,859,381 on December 31, 2005.  Current assets totaled $13,149,554 on December 31, 2006 as compared to $9,766,098 on December 31, 2005.  Current liabilities totaled $5,859,819 on December 31, 2006 as compared to $4,428,030 on December 31, 2005.  Long term debt, net of current maturities, totaled $12,059,916 on December 31, 2006 as compared to $23,438,059 on December 31, 2005.  Our capital lease obligation totaled $47,866,117 for the fiscal year ended December 31, 2006 as well as for the same period the previous year.

Liquidity and Capital Resources

The following table shows cash flows for the fiscal years ended December 31, 2006 and 2005:

	Fiscal year ended December 31
	2006	2005
Net cash provided by operating activities	$34,147,252	$3,175,168
Net cash used in investing activities	(5,544,585)	(38,817,615)
Net cash provided by (used in) financing activities	$(27,890,540)	$34,000,773

Cash Flow from Operations

Our net cash flow provided from operating activities for the fiscal year ended December 31, 2006 was $34,147,252, as compared to $3,175,168 for the same period the previous year.  The increase in net cash flow provided from operating activities for the fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005 was primarily due to our plant being operational for the entire twelve months in 2006 as compared to only seven months in 2005 and the increased revenues from higher ethanol prices.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities

Our net cash flow used in investing activities for the fiscal year ended December 31, 2006 constituted expenditures of $5,544,585, as compared to expenditures of $38,817,615 for the same period the previous year.  The decrease in expenditures for the fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005 is primarily due to  the fact that the plant was completed and capitalized in 2005.

Cash Flow Used In Financing Activities

During 2006, we used approximately $28,000,000 of our cash to reduce our long term debt ($11,817,424), to acquire treasury units ($3,800,000) and to make distributions to our members ($12,306,676).    In contrast, 2005 showed a cash inflow of approximately $34,000,000, resultant primarily of our second equity drive ($10,000,000) and the proceeds from the long term debt ($26,000,000).  There were no cash distributions made to our members in 2005.

Long-Term Debt Sources

Long-Term Debt.  In November 23, 2004, we entered into a Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota, establishing a construction loan facility in the amount of $26,000,000 and secured by substantially all of our assets. We converted the construction loan into two term loans on September 20, 2005, consisting of (1) a $21,000,000 conventional term loan (“Loan B”), and (2) a $5,000,000 term loan with a potential USDA guarantee of up to 80% of the loan value (“Loan A”).  The $5,000,000 loan has an amortization period and maturity date of 10 years.  We make monthly payments of principal and interest on the $5,000,000 loan at an interest rate of prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years.  We make monthly payments of principal and interest on the $21,000,000 loan at a rate equal to prime.  We pay a $20,000 annual administration fee for the credit facility.  As of December 31, 2006, the principal balance on Loan A was $2,747,614 and the principal balance on the Loan B was $11,580,282 .  At December 31, 2006, the effective interest rate for both loans was 8.25%.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.

On May 4, 2006, we renegotiated the term of our bank financing.  The new terms provide for a $4,000,000 term revolving loan in addition to the existing term loans.  The interest rate on the term revolving loan is the prime rate.  The term revolving loan available credit balance is reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.  As of December 31, 2006, we had not used any amount related to the term revolving loan.

During the term of the loan, all our deposit accounts must be maintained at Home Federal Savings Bank.  We are subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ration, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan.  We are also prohibited from making distributions to our members; however, we are allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year.  If we meet certain financial ratio requirements, we may distribute an additional 10% of net income.  We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2006, certain minimum net worth and maximum debt to net worth covenants.  With the waiver, we are in compliance with the applicable loan covenants as of December 31, 2006.

We are only allowed to make annual capital expenditures up to $500,000 annually without our lender’s prior approval.  During the term of the loan, we are required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation bio-Energy income payments received during the year, or 2) 25% of our free cash flow for each year.  Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments.  These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.  We are in compliance with the applicable loan covenants as of December 31, 2006.

Industrial Revenue Bond Financing.  On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site.  In order to obtain the property tax savings, we transferred title to the plant site and improvements to the City of Garnett as security for the repayment of the bonds, and we are leasing back the site in exchange for lease payments in an amount that is equal to the amount of interest to be paid on the City of Garnett Bonds (the “sale-leaseback transaction”).  We purchased all of the Bonds offered by the City of Garnett.  Our senior lender, Home Federal Savings Bank, consented to the sale-leaseback transaction, and the bonds have been pledged to Home Federal Savings Bank as security for our obligations under the term debt credit facility.  The maximum principal amount of the bonds is $50,000,000.  The bonds were initially issued in the principal amount of $47,866,117.  Both the bonds and the corresponding lease have terms of 10 years.  Assuming we have paid all of the interest due under the financing agreements at the end of the 10-year period, the financing agreements provide that the City of Garnett will transfer the plant site and improvements back to East Kansas in return for nominal consideration.

Waste Water Bond Financing.  We financed our waste water reuse facility through two bond issues by the City of Garnett — The Utility System Revenue Bonds (“USR Bonds”) and Community Development Block Grant Bonds (“CDBG Bonds”).  The USR Bonds require annual principal payments beginning on October 1, 2006 and continuing through 2015.  Interest payments on these bonds are due semi-annually, at interest rates ranging from 4.6% to 5.2%.  The fist interest payment was due April 1, 2006.  The CDBG Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015.  The bonds have a fixed interest rate of 2%.   As of December 31, 2006, the principal balance on the USR Bonds was $485,000 and the principal balance on the CDBG Bonds was $323,552.

Bioenergy Program Payments

We were enrolled in the USDA Commodity Credit Corporation’s Bioenergy program.  Under the USDA CCC Bioenergy program, the Commodity Credit Corporation reimbursed eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer was able to receive more than $7.5 million under the program. Because we qualified as an eligible producer and annually utilize at least 15 million bushels of corn in the increased production of ethanol, we were potentially eligible to receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation was able to award only $100 million annually for fiscal years 2005 through 2006, and any award we received was reduced based upon the volume of applications from other eligible producers.  Furthermore, CCC’s funds were exhausted in the third quarter of the government fiscal year, and the program terminated as of June 30, 2006.

For the fiscal year ended December 31, 2006, we recorded Bioenergy Program income of $726,116 and we do not anticipate any more revenue from the Bioenergy Program since it was terminated on June 30, 2006.

State Incentive Fund

During the 2006 fiscal year, we received payment of $1,580,671 from the Kansas Qualified Agricultural Ethanol Producer Incentive Fund.  These incentive payments are only available for the first seven years of production.  The available statewide funding for these incentive payments was $1.5 million per year for 2002-2004 and increased to $3.5 million per year for 2005-2011 plus any excess balance carried over from the prior year’s current production account.  Any shortfall in the available funds will result in a pro rata decrease in the incentive paid to the individual ethanol producers.

Subsequent Events

On January 3, 2007, we executed a termination agreement with United Bio Energy Services, LLC (“UBE Services”) the successor to United Bio Energy Management, LLC, effective December 31, 2006 (the “termination date”).  The termination agreement provides that we and UBE Services mutually agree to release each another from their contractual obligations and any and all claims, losses, expenses or damages arising as to or under the management agreement as of the termination date.  In exchange for early termination, we paid UBE Services the fixed annual fee and incentive bonus set forth in the management agreement through December 31, 2006.  In addition, the termination agreement provides that we have the right to continue to participate in the UBE Plant Manager Program and UBE Group Buying Program for one year following the termination date in exchange for the payment of $10,000 per month.

On December 19, 2006, we hired Steve Gardner to serve as the general manager for our plant beginning January 19, 2007.  Pursuant to the employment agreement, we agreed to pay Mr. Gardner a base salary of $125,000 and a one-time payment for moving expenses.  In addition, he will be eligible for an annual bonus based on his achievement of performance conditions and is entitled to participate in any and all benefit plans adopted by us, subject to eligibility requirements imposed by such plans, including group medical, dental, vision and term life insurance and 401(k) retirement savings plans.

On March 21, 2007 our board of directors approved a cash distribution of $132 per unit to the holders of membership units of record at the close of business on December 31, 2006.  We expect to pay out the distribution in March  2007.

Commodity Price Risk Protection

We seek to minimize the risks from price fluctuations in the prices of raw material inputs and finished products through the use of hedging instruments.  We are using non-hedge derivative accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2006, the fair value of our derivative instruments relating to corn are reflected as an asset in the amount of $1,233,359.

As of December 31, 2006, we have price protection in place for approximately 45% of our corn needs through September 2007.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for East Kansas.

As of December 31, 2006 we have price protection in place for approximately 50% of our natural gas needs through March 2007.  As we move forward in fiscal year 2007, we may determine that price protection for natural gas purchases is necessary to attempt to reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We did not have any critical accounting estimates as of fiscal year ended December 31, 2006.

(Remainder of Page Intentionally Left Blank)

ITEM 7. FINANCIAL STATEMENTS.

[Eide Bailly LOGO]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

East Kansas Agri-Energy, LLC

Garnett, Kansas

We have audited the accompanying balance sheets of East Kansas Agri-Energy, LLC (a limited liability company) as of December 31, 2006 and 2005, and the related statements of operations, changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Kansas Agri-Energy, LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
March 27, 2007

[LETTERHEAD]

EAST KANSAS AGRI-ENERGY, LLC

Balance Sheet

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,281,272	4,569,145 $
Trade accounts receivable - related party	3,423,118	2,651,546
Inventory	2,282,222	1,595,547
Investment in commodity contracts	1,345,752	222,951
Interest receivable	319,107	314,736
Prepaid expense	498,083	412,173
Total current assets	13,149,554	9,766,098
PROPERTY, PLANT AND EQUIPMENT
Land	580,322	580,322
Land improvements	2,179,578	1,178,941
Office equipment	270,866	270,866
Buildings	1,785,915	1,668,527
Equipment	46,675,432	42,019,400
Vehicles	22,743	22,743
Construction in progress	65,698	1,404,589
	51,580,554	47,145,388
Less accumulated depreciation	(4,742,172)	(1,578,020)
Total property, plant, and equipment	46,838,382	45,567,368
OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117	47,866,117
Idle property	2,317,398	—
Other investment	200	—
Financing costs	615,288	679,099
Less accumulated amortization	(79,298)	(19,301)
Total other assets	50,719,705	48,525,915
Total assets	$110,707,641	$103,859,381
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,076,532	$2,615,813
Accounts payable
Trade	595,285	449,316
Related parties	1,384,572	813,775
Accrued payroll, taxes and withholdings	136,871	52,574
Other accrued expenses	302,817	89,295
Accrued interest	363,742	407,257
Total current liabilities	5,859,819	4,428,030
LONG-TERM DEBT (less current maturities)	12,059,916	23,438,059
LEASE OBLIGATION	47,866,117	47,866,117
MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued of which 1,900 units are held as treasury stock	24,707,100	24,707,100
Treasury stock, at cost	(3,800,000)	—
Retained earnings	24,014,689	3,420,075
Total members’ equity	44,921,789	28,127,175
Total liabilities and members’ equity	$110,707,641	$103,859,381

EAST KANSAS AGRI-ENERGY, LLC

Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2006	2005

REVENUE
Related parties	$94,336,041	$33,645,065
Incentive funds	2,306,786	1,946,256
	96,642,827	35,591,321

COST OF SALES
Related parties	(37,510,636)	(15,371,411)
Other	(21,237,814)	(11,508,574)
	(58,748,450)	(26,879,985)

GROSS PROFIT	37,894,377	8,711,336

OPERATING EXPENSES
General, administrative and selling expenses	3,256,094	855,438
Start-up expenses	—	926,057
	3,256,094	1,781,495

INCOME FROM OPERATIONS	34,638,283	6,929,841

OTHER INCOME (EXPENSE)
Interest income	3,802,903	359,580
Interest expense	(1,888,269)	(1,869,346)
Plant lease interest expense	(3,652,833)	(314,736)
Other income	1,206	2,200
	(1,736,993)	(1,822,302)

NET INCOME	$32,901,290	$5,107,539

BASIC AND DILUTED
BASIC INCOME PER UNIT	$1,502	$235

DILUTED INCOME PER UNIT	$1,502	$233

WEIGHTED AVERAGE UNITS OUTSTANDING
BASIC	21,898	21,771

DILUTED	21,898	21,925

EAST KANSAS AGRI-ENERGY, LLC

Statements of Changes in Members’ Equity

	Units	Contributed Capital	Treasury Stock		Retained (Deficit) Earnings	Total
BALANCE, DECEMBER 31, 2004	14,707	$14,707,000	—		$(1,518,981)	$13,188,019
Units is sued	15,341	16,250,100	—		—	16,250,100
Units converted to a liability	(6,250)	(6,250,000)	—		—	(6,250,000
Cost of raising capital	—	—	—		(168,483)	(168,483)
Net income for the year ended			—
December 31, 2005	—	—	—		5,107,539	5,107,539
BALANCE, DECEMBER 31, 2005	23,798	24,707,100	—		3,420,075	28,127,175
Treasury units purchased	(1,900)	—	(3,800,000)		—	(3,800,000
Distributions	—	—	—		(12,306,676)	(12,306,676)
Net income for the year ended
December 31, 2006	—	—	—		32,901,290	32,901,290

BALANCE, DECEMBER 31, 2006	21,898	$24,707,100	(3,800,000$	)	$24,014,689	$44,921,789

(Remainder of Page Intentionally Left Blank)

EAST KANSAS AGRI-ENERGY, LLC

Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,901,290	$5,107,539
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	3,164,152	1,571,399
Amortization	90,248	19,301
(Increase) decrease in current assets
Accounts receivable	(771,572)	(2,651,546)
Inventory	(686,675)	(1,595,547)
Commodity contracts	(1,122,801)	(222,951)
Grants receivable	—	54,906
Prepaid expense	(85,910)	(407,235)
Interest receivable	(4,371)	(314,736)
Increase (decrease) in current liabilities:
Accounts payable	408,587	1,125,975
Accrued expenses	254,304	488,063
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,147,252	3,175,168
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(5,634,592)	(38,427,615)
Proceeds from refund of prior year plant and equipment cost	90,207	—
Cash payment for purchase of investment	(200)	—
Purchase of land and land option payments	—	(390,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(5,544,585)	(38,817,615)
CASH FLOWS FROM FINANCING ACTIVITIES
Cost of raising capital	—	(168,483)
Payment of financing fees	(46,440)	(124,442)
Proceeds from refund of financing fees	80,000	—
Proceeds from notes payable	—	90,000
Repayment of notes payable	—	(90,000)
Proceeds from long-term debt	—	26,000,000
Repayment of long-term debt	(11,817,424)	(1,706,402)
Acquisition of treasury units	(3,800,000)	—
Distributions	(12,306,676)	—
Capital contributions	—	10,000,100
Redemption of units converted to a liability	—	(6,250,000)
Proceeds from units subject to redemption	—	6,250,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27,890,540)	34,000,773

EAST KANSAS AGRI-ENERGY, LLC

Statements of Cash Flows (page 2)

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2006	2005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	712,127	(1,641,674)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,569,145	6,210,819
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,281,272	$4,569,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $254,282 for 2005	$5,584,617	$1,776,825

NON CASH INVESTING AND FINANCING ACTIVITIES

Property, plant, and equipment costs incurred	$338,335	$30,155

Financing costs incurred	$—	$2,272

Property, plant, and equipment financed by a note payable	$900,000	$1,760,274

Units subject to redemption converted to a liability	$—	$6,250,000

Cost of raising capital reclassified to members’ equity	$—	$168,483

Lease obligation issued	$—	$47,866,117

Investment in Industrial Revenue Bonds	$—	$47,866,117

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

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

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.  Management believes all receivables will be collected and therefore the allowance has been established to be zero as of December 31, 2006 and 2005.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful.  Receivables are considered past due based upon payment terms set forth at the date of the related sale.  The Company has no receivables accruing interest as of December 31, 2006 and 2005.

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

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

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

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the years ended December 31, 2006 and 2005 this activity resulted in net gains (losses) of ($206,199) and $38,327, respectively, which are reported in cost of sales.

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

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

Idle Property

The Company has incurred $2,317,398 of costs related to the preliminary construction of a rail spur project.  The Company does not currently have an estimate of when and if the project is going to be completed.  Accordingly, the costs have been reclassified as idle property as of December 31, 2006.  The Company plans to continue to evaluate the status of this project in future periods.

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

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

NOTE 1 -   INCENTIVE PAYMENTS

The Company has qualified for the federal U.S. Department of Agriculture Bio Energy Program.  The federal program is managed by the Commodity Credit Corporation and is designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year.  The annually funded program runs through fiscal year 2006 and incentive payments are pro-rated if applications for incentives exceed the annual funding.  The maximum annual incentive program payments the Company can receive is $7,500,000; individual producers are also subject to an annual limitation of 5% of the total funding.  The Company has included federal incentives of $726,116 and $1,276,927 in revenue for the years ended December 31, 2006 and 2005, respectively.

The Company has been approved for the Kansas Qualified Agricultural Ethanol Producer Incentive Fund.  The incentive rate is $.075 per gallon of ethanol produced.  The Company must establish they have produced 5,000,000 gallons of ethanol before the State of Kansas will disburse the funds.  The Company has included state incentives of $1,580,671 and $669,329 in revenue for the years ended December 31, 2006 and 2005, respectively.

NOTE 2 -       INVENTORY

Inventories are summarized as follows:

	December 31,
	2006	2005

Raw Material	$977,820	$836,322
Work in Progress	563,362	301,995
Finished Goods	741,040	457,230

	$2,282,222	$1,595,547

NOTE 3 -       UNITS SUBJECT TO REDEMPTION

On October 11, 2004, the Company executed a Unit Purchase and Redemption Agreement with ICM, Inc. and Fagen, Inc. in which the Company agreed to issue a total of 6,250 units to them in exchange for their combined capital contribution of $6,250,000. The Company also agreed to redeem all 6,250 units from ICM, Inc. and Fagen, Inc. using the proceeds from the sale of units in a future registered offering or, to the extent the future offering is unsuccessful, from cash flow generated by operations subject to certain loan covenants, restrictions and tax distributions. The redemption price was $1,100 per unit.  In connection with this capital contribution, the Company

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

amended the Operating Agreement to allow ICM, Inc. and Fagen, Inc. to appoint a total of three directors to the Company’s board of directors, subject to the Company’s ability to terminate one of their director positions for every $2,000,000 in redemption payments made to either or both of ICM, Inc. and Fagen, Inc. On January 19, 2005, the Company closed on the purchase of these units by ICM, Inc. and Fagen, Inc. and issued 3,125 units to Fagen, Inc. and 3,125 units to ICM, Inc. at a purchase price of $1,000 per unit. The purchases were made with cash and the total amount of cash consideration for those securities was $6,250,000.  On August 1, 2005, the Company redeemed the 6,250 units from ICM, Inc. and Fagen, Inc. at a price of $1,100 per unit for a total of $6,875,000.

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

NOTE 4 -       LONG-TERM DEBT

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

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 loan (Loan A), and (2) a $21,000,000 conventional term loan (Loan B). The $5,000,000 loan has an amortization period and maturity date of 10 years. The Company makes monthly payments of principal and interest on the $5,000,000 loan at a interest rate of prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years. The Company makes monthly payments of principal and interest on the $21,000,000 loan at a rate equal to prime.  The effective interest rate for both loans at December 31, 2006 was 8.25%.

The Company pays a $20,000 annual administration fee related to the credit facility.  The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

The $5,000,000 loan imposes a prepayment penalty depending on the year of refinancing starting with the 5% penalty in year one and decreasing to 1% in year five. The $21,000,000 conventional loan imposes a prepayment penalty starting with a 3% penalty in year one and decreasing to 1% in year three.

On May 4, 2006, the Company agreed to renegotiate terms of their bank financing.  The new terms provide for a $4,000,000 term revolving loan in addition to the existing term loans.  The interest rate on the term revolving loan is the prime rate.  The term revolving loan available credit balance is reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.  As of December 31, 2006 the Company has not used any amount related to the term revolving loan.

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company is subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company is also prohibited from making distributions to their members; however, the Company is allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year. If the Company meets certain financial ratio requirements, it may distribute an additional 10% of net income.  The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2006, the capital expenditure covenant.  With the waiver, the Company is in compliance with the applicable loan covenants as of December 31, 2006.

The Company is only allowed to make annual capital expenditures up to $500,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.  The Company is in compliance with the applicable loan covenants as of December 31, 2006.

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

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

Long-term obligations of the Company are summarized as follows at December 31, 2006:

	December 31,
	2006	2005

Loan B	$11,580,282	$19,734,115
Loan A	2,747,614	4,706,173
Equipment loan	—	1,613,584
Utility System Revenue Bonds	485,000	—
CDBG Bonds	323,552	—
Less current portion	(3,076,532)	(2,615,813)
Long-term portion	$12,059,916	$23,438,059

The estimated maturities of long-term debt at December 31, 2006, are as follows:

12 Month Period Ending 12/31	Amount

2007	$3,076,532
2008	3,267,004
2009	3,545,767
2010	4,404,172
2011	439,779
Thereafter	403,194

$15,136,448

NOTE 5 -       MEMBERS’ EQUITY

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

Notes to Financial Statements

December 31, 2006

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

The Company completed its second public offering and escrow was broken in July 2005.  A total of 9,091 units were subscribed and paid for during the year ended December 31, 2005.  Upon issuance of the units related to the second public offering, costs related to the issuance of the units of $168,483 was charged to members’ equity.

The board of directors approved the redemption of 1,900 units from a member.  The redemption represents the member’s entire unit balance.  On May 10, 2006, the Company purchased the member’s units for a total of $3,800,000.

On July 28, 2006, the Company made an initial dividend distribution to its members in the amount of $196 per share, for a total payment of $4,292,008.  On August 28, 2006, the Company made an additional dividend distribution to its members in the amount of $159 per share, for a total payment of $3,481,782.  On November 17, 2006, the Company made another dividend distribution to its members in the amount of $207 per share, for a total payment of $4,532,886.

NOTE 6 -       CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at five financial institutions in its trade area. The accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

NOTE 7 -       COMMITMENTS AND CONTINGENCIES

On November 12, 2004, the Company entered into a Trading Agreement with United Bio Energy Trading, LLC, an affiliated related party, in which United Bio Energy Trading, LLC will provide market information and consulting services for the Company. The Company anticipates that the term of the agreement will be for at least five years and will pay a monthly fee of $6,000.

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.  The Company paid commissions of $346,058 and $121,953, respectively, for the years ended December 31, 2006 and 2005 related to this marketing agreement.

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.  For the years ended December 31, 2006 and 2005, the Company paid $292,660 and $143,373, respectively, in brokerage fees for grain purchases made under this agreement.

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party.  United Bio Energy Fuels, LLC changed their name to Provista Renewable Fuels Marketing, LLC (Provista).  The terms of the agreement provide that Provista will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay Provista a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. Provista also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.  For the years ended December 31, 2006 and 2005, the Company paid $406,930 and $191,113, respectively, in marketing fees for ethanol marketing under this agreement.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant.  The Company has agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005.  For the years ended December 31, 2006 and 2005, the Company incurred costs of $525,000 and $319,777, respectively, related to this agreement including reimbursable expenses, of which $89,324 is in related party accounts payable. On December 13, 2006 the Company reached an agreement with United Bio Energy Management, LLC to terminate the above Management Agreement effective December 31, 2006.  The Company has agreed to continue participating in the UBE Plant Manager Program and Group Buying Program for a monthly fee of $10,000 for a term of one year, with the first monthly installment due and payable on January 1, 2007.

The Company has an agreement with the City of Garnett, Kansas to share the cost of certain highway improvements.  The Company paid $133,300 on September 7, 2006 and has no future obligation related to this agreement.

On July 28, 2005, the Company entered into an agreement with HDB Construction, Inc. for additional work on the railroad spur project not to exceed an amount of $1,567,268.  As of December 31, 2006 costs related to the agreement of $1,567,268 and additional costs related to the project of $298,116 had been incurred and paid for.  These costs are included in idle property as of December 31, 2006.

On March 23, 2006, the Company entered into an agreement with Jade Millrights, Inc. for construction of a grain bin for $862,000.  As of December 31, 2006 the project was completed and costs related to the agreement of $862,000 and additional costs related to the project of $32,286 have been incurred, of which $143,732 is included in accounts payable.

On December 1, 2006, the Company entered into an agreement with Jade Millrights, Inc. for construction of a grain bin for $905,100.  As of December 31, 2006, the Company has not incurred any costs related to the agreement.

Due to a builder’s design change during construction of the ethanol plant an extra beerwell was installed and remains the property of the design/builder.  The Company has the option to purchase the beerwell as part of the expansion option in the original design/build agreement.  If the Company does not elect to exercise the expansion option the purchase price will be negotiated at that time.  On May 10, 2006, an agreement was reached on a purchase price of $1,800,000 for the additional beerwell.  This amount has been paid for in full as of December 31, 2006.

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements

December 31, 2006

The Company has issued purchase orders in the amount of $122,622 for planned capital expenditures.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending December 31,

2007	$550,775
2008	404,108
2009	404,108
2010	344,108
2011	332,108
Thereafter	1,100,359

$3,135,566

The Company is involved in various claims arising in the normal course of business.  Management believes that any financial responsibility that may be incurred would not be material and therefore no additional accrual is deemed necessary.

NOTE 8 -       SALE / LEASEBACK TRANSACTION

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

The $40,000 of financing fees paid to the bond underwriter and $23,656 of legal and other cost associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds.  A total of $5,762 and $448 of amortization expense related to these costs was recognized during the years ended December 31, 2006 and 2005, respectively.

From the proceeds of the bond, the Company purchased the bonds as an investment.  The Company, as holder of the industrial revenue bonds, is due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st, commencing June 1, 2006.  The interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms commencing December 20, 2005 and terminating on June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.  The outstanding principal at December 31, 2006 was $47,866,117.  The lease qualifies as a capital lease.  Interest income recognized on the Industrial Revenue Bonds for the years ended December 31, 2006 and 2005 was $3,652,833 and $314,736, respectively.  These amounts are equal to the lease expense of the plant for those years.

EAST KANSAS AGRI-ENERGY, LLC

Notes to Financial Statements
December, 31, 2006

Future debt service requirements on the Industrial Revenue Bonds at December 31, 2006 are as follows:

12 months ending	Interest
December 31,	Rate	Principal	Interest	Total

2007	8%	$—	$3,829,289	$3,829,289
2008	8%	—	3,829,289	3,829,289
2009	8%	—	3,829,289	3,829,289
2010	8%	—	3,829,289	3,829,289
2011	8%	—	3,829,289	3,829,289
Thereafter	8%	47,866,117	17,231,803	65,097,920

Totals		$47,866,117	$36,378,248	$84,244,365

Amount representing interest				(36,378,248)

Long-Term Obligation				$47,866,117

NOTE 10 — INCOME TAXES

As of December 31, 2006 and 2005, the book basis of assets exceeded the tax basis of assets by approximately $17,747,000 and $5,012,000, respectively.  There were no significant differences between the book basis and tax basis of liabilities as of December 31, 2006 or 2005.

NOTE 11 — RETIREMENT PLAN

During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees.  All employees are eligible to participate in the plan.  The Company makes a matching contribution of 3% of participants’ eligible wages.  The employees are fully vested upon contribution to the plan.  The Company match for the years ended December, 2006 and 2005 was $44,418 and $18,097, respectively.

NOTE 12 — SUBSEQUENT EVENT

On March 21, 2007, the board of directors approved a $132 per unit distribution for unit holders of record as of December 31, 2006.  The total distribution was $2,890,536.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Eide Bailly LLP has been our independent registered public accounting firm since our inception and is our independent registered public accounting firm at the present time.  We have had no disagreements with our auditors.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), William Pracht along with our Chief Financial Officer (the principal financial officer), Thomas D. Leitnaker, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors, Executive Officers and Significant Employees

Our current executive officers and directors are as follows:

Board Member	Role
William R. Pracht	Director, Chairman/President & Chief Executive Officer
Jill A. Zimmerman	Director & Secretary
Scott A. Burkdoll	Director & Vice Chairman/Vice President
Glenn A. Caldwell	Director
Daniel L. Guetterman	Director
Donald S. Meats	Director
Steve Doering	Director
Scott Brittenham	Director
Charles P. Torrey	Director
Roger J. Brummel	Director
Daniel V. Morgan	Director
Thomas D. Leitnaker	Chief Financial Officer & Controller
Steven L. Gardner	General Manager

Pursuant to our operating agreement, the initial term of our directors ended following the substantial completion of our facilities, and all eleven directors were elected by the members at the 2006 Annual Meeting.  The board passed a resolution dividing the board into three classes to serve staggered terms until 2007, 2008, or 2009, and upon expiration of the terms ending in 2007, 2008, and 2009, each successor director will be elected to a three year term.  Our directors were assigned to a term as follows:

One year term: June 2006 to June 2007	Scott Brittenham Steve Doering Daniel Morgan Donald Meats
Two year term: June 2006 to June 2008	Jill Zimmerman Daniel Guetterman Charles Torrey
Three year term: June 2006 to June 2009	William Pracht Scott Burkdoll Roger Brummel Glenn Caldwell

The following is a brief description of the business experience and background of the above individuals.

William R. Pracht, Age 49 — Mr. Pracht has served as a director on our board since its inception.  For the past five years, Mr. Pracht has been a self-employed farmer/rancher working near Westphalia, Kansas.  He is one of the community leaders of the Cherry Mound 4-H Club as well as a member of the Anderson County Fair Board.  Mr. Pracht serves as member of the board of directors of Valley Agri-Service, Inc.  He has previously served on the Kansas Livestock Association Board of Directors and Chairman of the Tax Committee.

Roger J. Brummel, Age 46 — Mr. Brummel has served as a director on our board since its inception.  Mr. Brummel has been the manager of the family owned business, Brummel Farm Service, since 1995.

Jill A. Zimmerman, Age 33 — Ms. Zimmerman has served as a director on our board since its inception.  Since January 2006, Ms. Zimmerman has been employed as the executive director of the Kansas FFA Foundation.  Previously, she was employed as a certified lender for United Cooperatives, Inc. Farm Service since September 2005.  From February 2003 to August 2005, she was employed as our equity drive coordinator.  For the year prior to that, she was the Director of Value-Added Programs for the Kansas Corn Growers Association in Garnett. From May 1996 to January 2002, Ms. Zimmerman was the County Extension Agent, Agriculture for Kansas State Research and Extension, Anderson County.  In addition, Ms. Zimmerman is a partner with her brother in Zimmerman Farms, a small grain farming operation consisting of wheat and grain sorghum in Sumner County, Kansas.

Daniel V. Morgan, Age 36 — Mr. Morgan has served as a director on our board since its inception.  Mr. Morgan is co-owner of H&M Angus Farms, Inc., a registered Angus seedstock producer in eastern Kansas.  He is also a certified crop advisor and shares a Pioneer Seed dealership with his father.

Scott A. Burkdoll, Age 50 — Mr. Burkdoll has served as a director on our board since its inception.  Mr. Burkdoll, is an owner and operator of Burkdoll Bros., Inc. a Kansas family farm corporation. Mr. Burkdoll has served as Vice President for this company since 1978. He is part owner and has served since 1989 as Secretary/Treasurer of Sunflower Pork, Inc., which produces 75,000 head of market hogs annually. Mr. Burkdoll has been President of BG-5, an oil and gas production company in east central Kansas, since 1994. Mr. Burkdoll is an owner and has served since 1998 as managing member of J-6 Cattle Ranch LLC. He is also an owner and managing member of Sunflower Central, LLC.

 Glenn A. Caldwell, Jr., Age 59 — A retired U.S. Air Force Lt. Colonel, Mr. Caldwell has served as a director on our board since its inception.  Mr. Caldwell has served as the Vice-President of Caldwell Enterprises Inc.

since 2000. Since 1982, he has served as the President and General Manager of Caldwell Farms, Inc. operating several thousand tillable acres in 3 counties.

                Daniel L. Guetterman, Age 54 — Mr. Guetterman has served as a director on our board since its inception.    Mr. Guetterman has been farming in northeast Kansas since 1969 and has been the owner/operator of DKG Farms, Inc. since 1999. In 1978, he formed Guetterman Brothers Elevator and built a grain elevator in Bucyrus. Some of his duties consisted of buying and selling grain, fertilizer, seed and chemicals. Mr. Guetterman served 9 years on the board of the Kansas Soybean Association and is currently serving his fourth year on the Kansas Corn Commission as treasurer.

                Donald S. Meats, Age 63 — Mr. Meats has served as a director on our board since its inception.  Mr. Meats lives on a farm near LeRoy, Kansas and operates a stocker program. He retired in 2001 from the LeRoy Coop after 36 years of employment; 33 years as general manager. He is currently employed by the First National Bank of LeRoy as an Agriculture Loan Officer.

Scott Brittenham, Age 56 — Mr. Brittenham has served as a director on our board since August 22, 2005.  Mr. Brittenham has served as the President for Ethanol Capital Partners, L.P. since April 2003. For the five years prior to that, he served as the President of Fidelity Mortgage Corporation.

Charles P. Torrey, Age 60 —Mr. Torrey has served as a director on our board since August 22, 2005.  Mr. Torrey has spent his career in the securities and energy sectors as founder and past-Chairman/CEO of Energy Search, Inc.  Currently Mr. Torrey serves as President of Alternative Energy Management, LLC.

Steven B. Doering, Age 56 — Mr. Doering has served as a director on our board since June 10, 2006.  Mr. Doering has been a practicing attorney since 1977.  Mr. Doering is admitted to practice before the Kansas Court of Appeals, the Kansas Supreme Court and the United States District Court for Kansas.  He is a member of Anderson County, Fourth Judicial District, Kansas and American Bar Associations; Kansas Trial Lawyers Association; and The Association of Trial Lawyers of America.  Mr. Doering previously served on the Fourth Judicial District Nominating Commission and was a former member board of directors, past president and vice president for the Kansas School Attorneys Association.  He graduated from Kansas State University with a degree in mechanical engineering in 1973 and received his juris doctorate from Kansas University in 1977.

Executive Officers

Thomas D. Leitnaker, Age 53 — Mr. Leitnaker joined us on July 1, 2005 as Controller, and commenced his duties as Chief Financial Officer on August 1, 2005.  Mr. Leitnaker was employed as the controller for Kalmar Industries USA, Inc. from 1990 to June 2004.

Significant Employees

General Manager

On December 19, 2006, we hired Steven L. Gardner, age 49 to serve as our general manager beginning January 15, 2007.  Prior to joining us, Mr. Gardner spent 25 years in domestic and international operating positions such as Supply Chain and Division Lean Manufacturing Manager with Colgate Palmolive, General Manager of Operations for General Electric/Harmon Industries and later as Director of Operations for EaglePicher Technologies.  Most recently he has worked as a business consultant with small to mid sized manufacturers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2006, except Steve Doering who inadvertently failed to timely file Form 3.

Adoption of Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, William Pracht, our principal financial officer, Thomas D. Leitnaker, our vice president, Scott Burkdoll, and our secretary, Jill Zimmerman.  Each of these individuals signed an acknowledgment of his or her receipt of our code of ethics.  We filed a copy of our Code of Ethics with the Securities Exchange Commission by including the Code of Ethics as Exhibit 14.1 to our Annual Report of Form 10-KSB for the fiscal year ended December 31, 2003, and it is included as a current exhibit 14.1 to this Report by incorporation by reference.

Audit Committee and Audit Committee Financial Expert

The audit committee of our board of directors operates under a charter adopted by our board of directors in fall 2004.   Our board of directors appointed an audit committee consisting of Daniel V. Morgan, Jill Zimmerman, and Daniel Guetterman.  The audit committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities.  Nevertheless, a majority of our audit committee is independent within the definition of independence provided by NASDAQ rules 4200 and 4350.  We do not have an audit committee financial expert serving on our audit committee because no member of our Board of Directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-B and the Board of Directors has not yet created a new director position expressly for this purpose.  The Board of Directors intends to consider such qualifications in future nominations to our Board of Directors and appointments to the audit committee.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Named Executive Officers

The following table sets forth all compensation paid or payable by the Company during the last two fiscal years to our chief executive officer and chief financial officer.  We did not have any compensatory security option plan or any other plan for long term compensation of our executive officers and directors in place as of December 31, 2006.  Further, as of December 31, 2006, none of our directors or officers had any options, warrants, or other similar rights to purchase securities of the Company.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation	Total
William Pracht, Chairman	2006	$0	$1,500	$0	$8,200	$9,700
and CEO	2005	$0	$1,500	$0	$900	$2,400

Thomas Leitnaker, Chief	2006	$80,308	$25,964	$0	$0	$106,272
Financial Officer	2005	$37,558	$8,604	$0	$0	$46,192

The following table sets forth all compensation paid or payable by the Company during the last fiscal year to our directors, other than those who also served as Chief Executive Officer and Chief Financial Officer, during fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Scott Burkdoll	$10,000	$0	$10,000
Jill Zimmerman	$7,000	$0	$7,000
Scott Brittenham	$1,500	$0	$1,500
Roger Brummel	$6,200	$0	$6,200
Glenn Caldwell	$10,000	$0	$10,000
Steve Doering	$4,450	$0	$4,450
Daniel Guetterman	$5,300	$0	$5,300
Daniel Morgan	$6,500	$0	$6,500
Donald Meats	$5,100	$0	$5,100
Charles Torrey	$200	$0	$200
Jerry Jones	$600	$0	$600

On January 23, 2006, our board of directors approved a revised director compensation policy effective for fiscal year 2006.  The revised policy provides for payment to directors of a fee based on attendance at the regular monthly board meeting.  The fees we pay to our directors under the revised policy are as follows: $400.00 per meeting attended to the Chairman, $300.00 per month to our directors who are also serve as officers (Secretary and Vice-President) and $200.00 per month to the other directors.  We also pay directors $100 per meeting for attendance at committee meetings.  We do not pay the fee if the director does not attend the monthly meeting or committee meeting.  We also pay for mileage to and from the meeting at the standard mileage rate established from time to time by the IRS and will pay quarterly travel expenses for board members who reside outside of Kansas.  We continue to reimburse our officers and directors for reasonable out-of-pocket expenses incurred relating to services rendered on our behalf.

In the year ending December 31, 2006, we incurred an aggregate of $104,578 in director fees and related expenses.

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

On December 19, 2006, we hired Steven L. Gardner to serve as our general manager, beginning January 15, 2007.  Pursuant to the employment agreement, we will pay Mr. Gardner a base salary of $125,000 and a one-time payment for moving expenses.  In addition, he will be eligible for an annual bonus based on his achievement of performance conditions and is entitled to participate in any and all benefit plans adopted by the Company, subject to eligibility requirements imposed by such plans, including group medical, dental, vision and term life insurance and 401(k) retirement savings plans.

Mr. Leitnaker and Mr. Gardner are eligible to participate in the Company’s SIMPLE 401(k) plan.  During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees.  All employees are eligible to participate in the plan.  The Company makes a matching contribution of 3% of participants’ eligible wages.  The employees are fully vested upon contribution to the plan.  For the year ended December 31, 2006 Mr. Leitnaker contributed $4,947 and the Company matched $3,188 on his behalf.  Mr. Gardner became eligible for the plan on January 15, 2007.

We do not have any employment agreements with any other officer or director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our units as of March 30, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding units:

Title of Class	Name and Address	Amount and Nature of Beneficial Owner	Percent of Class
Membership Units	Hoxie Feedyard, Inc. P O Box 65 Hoxie, KS 67740	1,450	6.6%
Membership Units	Ethanol Capital Partners, LP(1) Rockefeller Center 1230 Avenue of the Americas, 7th Floor New York, New York 10020	5,550	25.3%

(1)  Our director, Scott Brittenham is the President of Ethanol Capital Partners, LP.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our units as of March 30, 2007, by our directors and executive officers:

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Membership Units	William R. Pracht	85 Units(3)	*

Membership Units	Roger J. Brummel	110 Units(4)	*

Membership Units	Jill A. Zimmerman	20 Units	*

Membership Units	Daniel V. Morgan	10 Units(5)	*

Membership Units	Scott A. Burkdoll	120 Units(6)	*

Membership Units	Glenn A. Caldwell	100 Units(7)	*

Membership Units	Daniel L. Guetterman	86 Units(8)	*

Membership Units	Donald S. Meats	10 Units	*

Membership Units	Steven Doering	10 Units	*

Membership Units	Scott Brittenham(9)	5,550 Units	25.3%

Membership Units	All directors	6,101 Units	27.8%

(1)           The address of each individual is in care of us at 1304 S. Main, Garnett, Kansas 66032.

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

(6)           Includes 60 units held in joint tenancy with spouse, 50 units held by Burkdoll Bros., Inc. and 10 units held by Sunflower Pork, Inc.  Mr. Burkdoll is an owner of Burkdoll Bros., Inc. and Sunflower Pork, Inc.

(7)           Includes 50 units held by Mr. Caldwell’s spouse, Linda and 50 units held in the name of Caldwell Farms, Inc.  Mr. Caldwell is a majority owner of Caldwell Farms, Inc.

(8)           Includes 30 units held in the name of DKG Farms, Inc., of which Mr. Guetterman is the sole owner, and 56 units held in the name of Fuel For the Future Investments, of which Mr. Guetterman is a principal owner.

(9)           Units held by Ethanol Capital Partners, LP and Scott Brittenham is the President of Ethanol Capital Partners, LP.

* Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

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

The following is a discussion of the transactions we have engaged in during the past two years or plan to engage in with related parties:

Project Coordinator Agreement with Jill A. Zimmerman

On February 10, 2003, we entered into an employment agreement with Jill A. Zimmerman, one of our directors and our former Treasurer and principal financial officer.  Ms. Zimmerman is also a member of the Company.  Under the agreement, we engaged Ms. Zimmerman as a full-time equity drive coordinator until July 2005 when we terminated our second registered offering.  See EXECUTIVE COMPENSATION — Employment Agreements with Directors and Officers” for a more detailed discussion of our employment agreement with Ms. Zimmerman and her compensation thereunder.

Agreement with Mike Burns

In June 2005, we entered into a preliminary verbal agreement with Mike Burns, a member of East Kansas, for compacted fill to be used in connection with dirt work for our rail spur.  On October 11, 2005, we entered into a definitive written agreement with Mr. Burns for approximately 720,000 cubic yards of compacted fill in exchange for payment of $300,000 to be paid in three equal payments of $100,000. All amounts due under the agreement have been paid.

Agreements with United Bio Energy, LLC Subsidiaries

We have entered into operating contracts with UBE Management, Provista, UBE Ingredients and UBE Trading, all subsidiaries of United Bio Energy, LLC, of Wichita, Kansas.  Under the terms of these agreements, we will be paying subsidiaries of United Bio Energy, LLC a significant amount in fees for the management of our plant, marketing of our ethanol and distillers grains and overall risk management services.  United Bio Energy, LLC was majority owned by Dave Vander Griend through ICM Marketing, Inc. and by Ron Fagen through Fagen Management, LLC.  However, in the second quarter of 2005, United Bio Energy, LLC merged with US BioEnergy Corporation.  US BioEnergy Corporation builds and operates biofuel production facilities which may be in competition with our plant.  See “DESCRIPTION OF BUSINESS” for a more detailed discussion of these agreements.

Purchases of Raw Grains

On November 12, 2004 we entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC (“UBE Ingredients”).  The Raw Grains Agreement provides for our purchase of all raw grains necessary for ethanol production from UBE Ingredients for a period of at least 5 years.  Pursuant to the agreement, UBE Ingredients will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions.  From time to time, UBE Ingredients has and may continue to contract to purchase corn and/or milo from individuals serving on our board of directors, as well as our members.  However, these contracts have been and will continue to be on the same terms and conditions as contracts with non-affiliated third parties.  For the year ending December 31, 2006, UBE Ingredients purchased approximately _492,814.49 bushels of corn and milo from our promoters, directors, officers or 5% unit holders and their affiliates, which constitutes approximately 1% of the aggregate corn and milo purchases by UBE Ingredients on our behalf.

Design-Build Agreement with ICM, Inc. and Fagen, Inc.

On August 9, 2004, we executed a design/build agreement with ICM, Inc. to design and build our ethanol plant using Fagen, Inc. as principal subcontractor.  ICM, Inc. is majority owned and controlled by Dave Vander Griend and Fagen, Inc. is owned and controlled by Ron Fagen.  Pursuant to the terms of the design/build agreement, we paid ICM, Inc. $35,900,000 to design and build our ethanol plant and we expect a significant portion of the contract price to be paid by ICM, Inc. to Fagen, Inc. for its work as our principal subcontractor.  As of December 31, 2006, we had incurred and paid $37.7 million to ICM, Inc.

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

Promissory Note and Security Agreement with ICM, Inc.

On May 10, 2005, we entered into an agreement with ICM, Inc. for the purchase of a steam turbine generator.  In order to finance the purchase of the generator, we executed a promissory note payable to ICM, Inc and granted a security interest in a steam turbine generator to ICM, Inc. as collateral for the loan.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources, Debt Financing” for a more detailed discussion of this note.

Director Independence

Our independent directors are William R. Pracht, Roger J. Brummel, Scott A. Burkdoll, Donald S. Meats, Daniel L. Guetterman, Daniel V. Morgan, Glenn Caldwell, Steven Doering, Scott Brittenham and Charles Torrey.  Our director that is not independent is Jill A. Zimmerman.  Our former director, Jerry Jones, who served until May 2006 is not considered independent.  The determination of independence is made by reference to NASDAQ rule 4200.  Jill A. Zimmerman is not considered independent due to her former position as our equity coordinator.  Pursuant to her employment agreement, we paid Ms. Zimmerman a total of $33,202.02, $45,692.72 and $33,951.23 in cash in fiscal years 2003, 2004, and 2005 respectively.  Jerry Jones is the Chief Financial Officer for ICM, Inc. our design-builder.

Audit Committee

Our board of directors appointed an audit committee consisting of Daniel V. Morgan, Jill Zimmerman, and Daniel Guetterman.  The audit committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities.  Nevertheless, Daniel V. Morgan and Daniel Guetterman are independent within the definition of independence provided by NASDAQ rules 4200 and 4350.  Jill Zimmerman is not considered independent due to her previous position as our equity coordinator.

Compensation Committee

All members of our compensation committee are considered independent within the definition of independence provided by NASDAQ rules 4200 and 4350.

Nominating Committee

All members of our nominating committee are considered independent within the definition of independence provided by NASDAQ rules 4200 and 4350.

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

10.27

Bill of Sale dated December 20, 2005 between East Kansas Agri-Energy, LLC and the City of Garnett, Kansas. Filed as Exhibit 10.27 to registrant’s annual report dated December 31, 2005 on Form 10-KSB and incorporated by reference herein.

10.28

Warranty Deed dated December 20, 2005 between East Kansas Agri-Energy, LLC and the City of Garnett, Kansas. Filed as Exhibit 10.28 to registrant’s annual report dated December 31, 2005 on Form 10-KSB and incorporated by reference herein.

10.29

Lease Agreement dated December 1, 2005 between East Kansas Agri-Energy, LLC and the City of Garnett, Kansas. Filed as Exhibit 10.29 to registrant’s annual report dated December 31, 2005 on Form 10-KSB and incorporated by reference herein .

10.30

Tax Abatement Agreement dated December 1, 2005 between East Kansas Agri-Energy, LLC and the City of Garnett, Kansas. Filed as Exhibit 10.30 to registrant’s annual report dated December 31, 2005 on Form 10-KSB and incorporated by reference herein.

10.31

Master Amended and Restated Credit Agreement dated June 10, 2006 by and between East Kansas Agri-Energy, LLC and Home Federal Savings Bank. Filed as Exhibit 10.1 to registrant’s quarterly report dated June 30, 2006 and incorporated by reference herein.

10.32

First Supplement to the Master Amended and Restated Credit Agreement dated June 10, 2006 by and between East Kansas Agri-Energy, LLC and Home Federal Savings Bank. Filed as Exhibit 10.2 to registrant’s quarterly report dated June 30, 2006 on Form 10-QSB and incorporated by reference herein.

10.33

Second Supplement to the Master Amended and Restated Credit Agreement dated June 10, 2006 by and between East Kansas Agri-Energy, LLC and Home Federal Savings Bank. Filed as Exhibit 10.3 to registrant’s quarterly report dated June 30, 2006 on Form 10-QSB and incorporated by reference herein.

10.34

Third Amendment to Future Advance Mortgage and Security Agreement dated June 10, 2006 by and between East Kansas Agri-Energy, LLC and Home Federal Savings Bank. Filed as Exhibit 10.4 to registrant’s quarterly report dated June 30, 2006 and incorporated by reference herein.

10.35	Termination Agreement dated January 3, 2007 between East Kansas Agri-Energy, LLC and UBE Services, LLC. Filed as an exhibit herewith.

10.36	General Manager Employment Agreement dated December 19, 2006 between East Kansas Agri-Energy, LLC and Steven Gardner. Filed as an exhibit herewith.

14.1	Code of Ethics of East Kansas Agri-Energy, LLC, adopted March 22, 2004. Filed as exhibit 14.1 to registrant’s annual report dated December 31, 2003 and incorporated by reference herein.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

ITEM 14.  PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

The aggregate fees billed by the principal independent registered public accountants (Eide Bailly LLP) to East Kansas for the fiscal year ended December 31, 2006, and the fiscal year ended December 31, 2005 are as follows:

Category	Year	Fees
Audit Fees	2006	$69,900
	2005	$70,522
Audit-Related Fees	2006	$0
	2005	$5,555
Tax Fees	2006	$0
	2005	$0
All Other Fees	2006	$0
	2005	$0

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

EAST KANSAS AGRI-ENERGY, LLC

Date:	March 29, 2006	/s/ William R. Pracht
William R. Pracht, President
(Principal Executive Officer)

Date:	March 29, 2006	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker,
Chief Financial Officer & Controller (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 29, 2006	/s/ William R. Pracht
William R. Pracht, Director

Date:	March 29, 2006	/s/ Daniel V. Morgan
Daniel V. Morgan, Director

Date:	March 29, 2006	/s/ Jill A. Zimmerman
Jill A. Zimmerman, Director

Date:	March 29, 2006	/s/ Roger J. Brummel
Roger J. Brummel, Director

Date:	March 29, 2006	/s/ Scott A. Burkdoll
Scott A. Burkdoll, Director

Date:	March 29, 2006	/s/ Glenn A. Caldwell, Jr.
Glenn A. Caldwell, Jr., Director

Date:	March 29, 2006	/s/ Daniel L. Guetterman
Daniel L. Guetterman, Director

Date:	March 29, 2006	/s/ Donald S. Meats
Donald S. Meats, Director

Date:	March 29, 2006	/s/ Steve Doering
Steve Doering, Director

Date:	March 29, 2006	/s/ Charles P. Torrey
Charles P. Torrey, Director

Date:	March 29, 2006	/s/ Scott Brittenham
Scott Brittenham, Director