Form 10-Q
period 2007-03-31
EAST KANSAS AGRI ENERGY LLC
filed 2007-05-15
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from  _______   to  _________

Commission file number 0001170106

EAST KANSAS AGRI-ENERGY, LLC

(Exact name of Registrant as specified in its charter)

KANSAS	48-1251578
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. Box 225, 1304 S. Main, Garnett, Kansas 66032
(Address of principal executive offices)

(785) 448-2888

(Registrant’s telephone number)

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

As of May 1, 2007, there were 21,898 membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EAST KANSAS AGRI-ENERGY, LLC
BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,593,511
Trade accounts receivable - related party	4,082,867
Inventory	3,375,406
Investment in commodity contracts	258,628
Interest receivable	1,279,620
Prepaid expense	302,176
Total current assets	12,892,208
PROPERTY, PLANT AND EQUIPMENT
Land	580,322
Land improvements	2,179,578
Office equipment	270,866
Buildings	1,785,915
Equipment	46,675,996
Vehicles	22,743
Construction in progress	887,352
52,402,772
Less accumulated depreciation	(5,601,935)
Total property, plant, and equipment	46,800,837
OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117
Idle property	2,317,398
Other investment	200
Financing costs	615,288
Less accumulated amortization	(98,712)
Total other assets	50,700,291
Total assets	$110,393,336
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,185,028
Accounts payable
Trade	295,225
Related parties	979,428
Accrued payroll, taxes and withholdings	131,529
Other accrued expenses	351,777
Accrued interest	1,323,350
Total current liabilities	6,266,337
LONG-TERM DEBT (less current maturities)	11,243,620
LEASE OBLIGATION	47,866,117
MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued of which 1,900 units are held as treasury stock	24,707,100
Treasury stock, at cost	(3,800,000)
Retained earnings	24,110,162
Total members’ equity	45,017,262
Total liabilities and members’ equity	$110,393,336

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

REVENUE
Related parties	$25,605,171	$21,015,698
Incentive funds	—	680,830
	25,605,171	21,696,528

COST OF SALES
Related parties	(14,568,676)	(8,141,512)
Other	(6,935,824)	(6,499,761)
	(21,504,500)	(14,641,273)

GROSS PROFIT	4,100,671	7,055,255

OPERATING EXPENSES
General, administrative and selling expenses	842,011	875,049

INCOME FROM OPERATIONS	3,258,660	6,180,206

OTHER INCOME (EXPENSE)
Interest income	993,034	977,073
Interest expense	(308,530)	(576,182)
Plant lease interest expense	(957,322)	(944,208)
Other income	167	—
	(272,651)	(543,317)

NET INCOME	$2,986,009	$5,636,889

BASIC AND DILUTED INCOME PER UNIT	$136	$237

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	21,898	23,798

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,986,009	$5,636,889
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	859,762	752,581
Amortization	19,414	23,735
(Increase) decrease in current assets
Accounts receivable	(659,749)	(863,946)
Inventory	(1,093,184)	163,045
Commodity contracts	1,087,124	(134,711)
Prepaid expense	195,907	19,278
Interest receivable	(960,513)	(950,299)
Increase (decrease) in current liabilities:
Accounts payable	(366,869)	(226,101)
Accrued expenses	1,003,226	1,016,531
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,071,127	5,437,002
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(1,160,552)	(962,116)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,160,552)	(962,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing fees	—	(3,815)
Repayment of long-term debt	(707,800)	(2,240,771)
Distributions	(2,890,536)	—
NET CASH (USED IN) FINANCING ACTIVITIES	(3,598,336)	(2,244,586)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,687,761)	2,230,300
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,281,272	4,569,145
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,593,511	$6,799,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$306,244	$601,830

NON CASH INVESTING AND FINANCING ACTIVITIES
Property, plant, and equipment costs incurred	$—	$1,039,137

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the three months ended March 31, 2007 and 2006, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2006.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.  Management believes all receivables will be collected and therefore the allowance has been established to be zero at March 31, 2007.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful.  Receivables are considered past due based upon payment terms set forth at the date of the related sale.  The Company has no receivables accruing interest March 31, 2007.

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
MARCH 31, 2007

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and are exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the periods ended March 31, 2007 and 2006 this activity resulted in net losses of $1,087,124 and 489,289, respectively, which are reported in cost of sales.

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

Idle Property

The Company has incurred $2,317,398 of costs related to the preliminary construction of a rail spur project.  The Company does not currently have an estimate of when and if the project is going to be completed.  Accordingly, the costs have been classified as idle property.  The Company plans to continue to evaluate the status of this project in future periods.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

NOTE 2 -                   INCENTIVE PAYMENTS

The Company qualified for the federal U.S. Department of Agriculture Bio Energy Program.  The federal program was managed by the Commodity Credit Corporation and was designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year.  The annually funded program ran through the state’s fiscal year 2006 and incentive payments were pro-rated if applications for incentives exceeded the annual funding.  The maximum annual incentive program payments the Company could receive was $7,500,000; individual producers were also subject to an annual limitation of 5% of the total funding.  During the period ended March 31, 2006 the Company received $225,160 in federal incentives.

The Company has been approved for the Kansas Qualified Agricultural Ethanol Producer Incentive Fund.  The incentive rate is $.075 per gallon of ethanol produced.  The Company must establish they have produced 5,000,000 gallons of ethanol before the State of Kansas will disburse the funds.  Incentive payments are limited to 15,000,000 gallons per production year.  During the periods ended March 31, 2007 and 2006, the Company received $0 and $455,671, respectively.

NOTE 3 -                   INVENTORY

Inventories are summarized as follows:

March 31,
2007

Raw Material	$2,112,004
Work in Progress	614,611
Finished Goods	648,791

$3,375,406

NOTE 4 -                   LONG-TERM DEBT

On November 23, 2004, the Company entered into a Credit Agreement with Home Federal Savings Bank, establishing a construction loan facility for the construction of a 35 million gallon per year ethanol plant. The construction financing is in the amount of $26,000,000 consisting of a $21,000,000 conventional term loan and a $5,000,000 loan, with both loans being secured by substantially all of our assets.

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 loan (Loan A), and (2) a $21,000,000 conventional term loan (Loan B).

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

The $5,000,000 loan has an amortization period and maturity date of ten years. The Company makes monthly payments of principal and interest on the $5,000,000 loan at an interest rate equal to prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years. The Company makes monthly payments of principal and interest on the $21,000,000 loan at an interest rate equal to prime.  The effective interest rate for both loans at March 31, 2007 was 8.25%.

The Company pays a $20,000 annual administration fee related to the credit facility.  The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

On May 4, 2006, the Company agreed to renegotiate terms of their bank financing.  The new terms provide for a $4,000,000 term revolving loan in addition to the existing term loans.  The interest rate on the term revolving loan is the prime rate.  The term revolving loan available credit balance is reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.  At March 31, 2007, the Company has not used any amount related to the term revolving loan.

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company is subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company is also prohibited from making distributions to their members; however, the Company is allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year. If the Company meets certain financial ratio requirements, it may distribute an additional 10% of net income.  The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2007, the capital expenditure covenant.  With the waiver, the Company is in compliance with the applicable loan covenants as of March 31, 2007.

The Company is only allowed to make annual capital expenditures up to $500,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.  The Company is in compliance with the applicable loan covenants as of March 31, 2007.

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

Long-term obligations of the Company are summarized as follows at March 31, 2007:

Loan B	$10,998,987
Loan A	2,621,109
Utility System Revenue Bonds	485,000
CDBG Bonds	323,552
Less current portion	(3,185,028)
Long-term portion	$11,243,620

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

The estimated maturities of long-term debt at March 31, 2007, are as follows:

12 Month Period Ending March 31,	Amount

2008	$3,185,028
2009	3,333,310
2010	3,617,756
2011	3,638,243
2012	255,219
Thereafter	399,092
$14,428,648

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

On March 23, 2007, the Company made a dividend distribution to its members in the amount of $132 per share, for a total payment of $2,890,536.

NOTE 6 -                   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at five financial institutions in its trade area. The accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.  The Company paid commissions of $133,308 and $78,7865 for the periods ended March 31, 2007 and 2006, respectively, related to this marketing agreement.

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.  For the periods ended March 31, 2007 and 2006, the Company paid $84,583 and $72,083, respectively, in brokerage fees for grain purchases made under this agreement.

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party.  United Bio Energy Fuels, LLC changed their name to Provista Renewable Fuels Marketing, LLC (Provista).  The terms of the agreement provide that Provista will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay Provista a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. Provista also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.  For the periods ended March 31, 2007 and 2006, the Company paid $109,855 and $103,481, respectively, in marketing fees for ethanol marketing under this agreement.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant.  The Company had agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005.  For the period ended March 31, 2006, the Company incurred costs of $269,009 related to this agreement including reimbursable expenses. On December 13, 2006 the Company reached an agreement with United Bio Energy Management, LLC to terminate the above Management Agreement effective December 31, 2006.  The Company has agreed to continue participating in the UBE Plant Manager Program and Group Buying Program for a monthly fee of $10,000 for a term of one year, with the first monthly installment due and payable on January 1, 2007.

On December 1, 2006, the Company entered into an agreement with Jade Millrights, Inc. for construction of a grain bin for $905,100.  As of March 31, 2007, the Company has incurred $737,786 related to the agreement and $120,702 of additional expenses related to the project, none of which are included in accounts payable.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending March,

2008	$512,775
2009	404,108
2010	398,108
2011	332,108
2012	332,108
Thereafter	1,022,332

$3,001,539

The Company is involved in various claims arising in the normal course of business.  Management believes that any financial responsibility that may be incurred would not be material and therefore no additional accrual is deemed necessary.

NOTE 8 -                   SALE / LEASEBACK TRANSACTION

On December 20, 2005, the Company completed an industrial revenue bond financing with the City of Garnett, Kansas that will provide property tax savings for 10 years on the plant site.  As part of the financing, title to the plant site and improvements have been transferred to the City of Garnett, Kansas, as security for the repayment of the bonds, and the Company is leasing back the site in an amount that is equal to the amount of the principal and interest to be paid on The City of Garnett, Kansas bonds.  Home Federal Savings Bank consented to this transaction, and the bonds have been pledged to Home Federal Savings Bank as security for any obligations under the Home Federal Savings Bank Credit Agreement.  As part of the financing, the Company paid the bond underwriter, Gilmore & Bell, P.C. $40,000.  The maximum principal amount of the bonds is $50,000,000.  The bonds were initially issued in the principal amount of $47,866,117, which is the amount of the Company’s expenditures on the plant as of December 20, 2005.  The additional $2,133,883 is available for future capital project costs.

The $40,000 of financing fees paid to the bond underwriter and $23,656 of legal and other cost associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds.  A total of $1,512 and $1,433 of

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

amortization expense related to these costs was recognized during the periods ended March 31, 2007 and 2006, respectively.

From the proceeds of the bond, the Company purchased the bonds as an investment.  The Company, as holder of the industrial revenue bonds, is due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st, commencing June 1, 2006.  The interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms commencing December 20, 2005 and terminating on June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.  The outstanding principal at March 31, 2007 was $47,866,117.  The lease qualifies as a capital lease.  Interest income recognized on the Industrial Revenue Bonds for the periods ended March 31, 2007 and 2006 was $957,322 and $944,208, respectively.  These amounts are equal to the lease expense of the plant for those periods.

Future debt service requirements on the Industrial Revenue Bonds at March 31, 2007 are as follows:

12 months ending	Interest
March 31,	Rate	Principal	Interest	Total

2008	8%	$—	$3,829,289	$3,829,289
2009	8%	—	3,829,289	3,829,289
2010	8%	—	3,829,289	3,829,289
2011	8%	—	3,829,289	3,829,289
2012	8%	—	3,829,289	3,829,289
Thereafter	8%	47,866,117	17,231,803	65,097,920

Totals		$47,866,117	$36,378,248	$84,244,365

Amount representing interest				(36,378,248)

Long-Term Obligation				$47,866,117

NOTE 11 — RETIREMENT PLAN

During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees.  All employees are eligible to participate in the plan.  The Company makes a matching contribution of 3% of participants’ eligible wages.  The employees are fully vested upon contribution to the plan.  The Company match for the periods ended March 31, 2007 and 2006 was $13,034 and $9,359, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2007, compared to the same period of the prior fiscal year.  This discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this report and the information contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006

Forward Looking Statements

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

•                  Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•                  Our ability to market and our reliance on third parties to market our products;

•                  Our ability to distinguish ourselves from our current and future competition;

•                  Changes to infrastructure, including

•                  expansion of rail capacity,

•                  increases in truck fleets capable of transporting ethanol within localized markets,

•                  additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol,

•                  growth in service stations equipped to handle ethanol fuels, and

•                  growth in the fleet of FFVs capable of using E85 fuel;

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

•                  The availability and adequacy of our cash flow to meet our requirements, including repayment of debt;

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

Overview

East Kansas Agri-Energy, L.L.C. was formed as a Kansas limited liability company on October 16, 2001.  References to “we”, “us”, “our” and “East Kansas” refer to East Kansas Agri-Energy, L.L.C.  Our principal business office is currently located at 1304 South Main Street, Garnett, Kansas 66032.  We are managed by a 11 member board of directors.

Since June 2005, we have been engaged in the production of ethanol and distillers grains.   We purchase all of our corn and milo from United Bio Ingredients, LLC, an affiliate of US BioEnergy Corporation.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains, which are sold to United Bio Energy Fuels, LLC (also an affiliate of US BioEnergy Corporation) and United Bio Energy Ingredients, LLC, respectively, which subsequently markets and sells our products.  The principal markets for our ethanol are regional petroleum terminals located in major population centers in Kansas and neighboring states, including such cities as Kansas City, Missouri; Wichita, Kansas; Tulsa, Oklahoma; and St. Louis, Missouri.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grain and the costs related to their production.  Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil, and crude oil.  The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed.  We expect these price relationships to continue for the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives.

Our largest costs of production are corn, natural gas, and manufacturing chemicals.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control.  Recently, the increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.  Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statements of operations for the fiscal quarters ended March 31, 2007 and 2006:

	March 31, 2007		March 31, 2006
Income Statement Data	Amount	% of Revenues	Amount	% of Revenues

Revenues	$25,605,171	100%	$21,696,528	100%
Cost of Sales	$21,504,500	84%	$14,641,273	67%
Gross Profit	$4,100,671	16%	$7,055,255	33%

Operating Expenses	$842,011	3%	$875,049	4%
Operating Income	$3,258,660	12%	$6,180,206	28%

Other Income (Expense)	$(272,651)	(1)%	$(543,317)	(3)%
Net Income	$2,986,009	12%	$5,636,889	26%

Revenues.  Our revenues from operations come from three primary sources:  ethanol sales, distillers grain sales and ethanol incentive payments from the State of Kansas.  The following table shows the sources of our revenues for the fiscal quarters ended March 31, 2007 and 2006:

	March 31, 2007		March 31, 2006
Revenue Sources	Amount	% of Revenues	Amount	% of Revenues

Ethanol Sales	$21,655,139	85%	$18,302,574	84%
Distillers Grains Sales	$3,950,032	15%	$2,713,124	13%
Ethanol Incentive Payments	$0	0%	$455,671	3%
Total Revenues	$25,605,171	100%	$21,696,528	100%

The increase in revenues from the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due primarily to an increase in the price of ethanol sold and an increase in volume due to changes made to the plant.  The average price per gallon of ethanol sold increased approximately 12% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Volume of ethanol sold in the three months ended March 31, 2007 was 6% more than in the three months ended March 31, 2005.  Revenue from sales of our co-products also increased by 46% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to increasing cost of corn as a comparable feed product and the product mix between wet and dry distiller’s grains.

We continued to enjoy very favorable ethanol prices during the first quarter of 2007.  The favorable market price for ethanol is primarily due to high demand for ethanol, created by a number of factors, including the declining use of MTBE as an oxygenate, and the current price of gasoline.  However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.

Management expects ethanol prices to remain higher than historical averages in the short-term.  Based on existing market conditions, we expect favorable pricing to continue at least through the end of our second fiscal quarter because the price of unleaded gasoline is expected to remain at or above its current price levels as we enter the peak summer driving season. In order to sustain these higher price levels, however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the marketplace by additional production.  According to the Renewable Fuels Association, there are currently 116 ethanol plants in operation nationwide that have the capacity to annually produce approximately 5.91 billion gallons of ethanol.  In addition, planned expansion of existing plants and current construction of new plants is expected to add approximately 6.60 billion gallons of yearly nationwide production capacity.  This is likely to lead to a significant increase in the supply of ethanol.

In April 2007, a final rule was adopted fully implanting the provisions of the Renewable Fuels Standard as contained in the Energy Policy Act of 2005.  The Renewable Fuels Standard requires the fuel blending industry to blend 4.7 billion gallons of renewable fuels in 2007.  This amount increases incrementally to 7.5 billion gallons by the year 2012.  The Renewable Fuels Standard is not likely to have a significant impact on the supply and demand relationship in the ethanol industry due to the fact that production capacity in the ethanol industry is currently 1.2 billion gallons more than the 2007 requirement.  This trend is likely to continue in the future such that it is not likely the Renewable Fuels Standard will significantly increase demand for ethanol.  If this is the case, the ethanol industry will have to generate its own demand for its product based on competitive advantages ethanol may have over other renewable fuels and conventional petroleum based fuel sources.  If the ethanol industry cannot grow sufficient demand to offset current and future increases in ethanol supply, the price of ethanol will decline which would affect our revenues.

In the short term, however, we expect ethanol prices will be positively impacted by increased consumer acceptance and exposure of ethanol.  Renewable fuels use has become an important issue in both federal and state government which has lead to an outpouring of support for the ethanol industry.  Many states are pursuing increased use of renewable fuels.  The price of ethanol is also favorably impacted by current higher petroleum prices.  If the price of gasoline continues to trend higher, consumers may look for lower priced alternative fuels.  This presents the ethanol industry the opportunity to increase its market share through a competitive price advantage over the price of petroleum.  This is the type of voluntary ethanol blending and increased market share that will be required to support current ethanol prices.  The Consumer Federation of America published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%.  Since ethanol blended fuel is currently a less expensive alternative for consumers, the demand for such ethanol-blended fuel could increase, thus increasing the overall demand for ethanol.  This could positively affect our earnings.

We expect ethanol prices may also be positively impacted by increased ethanol demand as blenders and refineries increase their use of ethanol in response to environmental liability concerns about MTBE.  Although the Energy Policy Act of 2005 effectively eliminated reformulated gasoline (“RFG”) requirements with the enactment of the national renewable fuel standard, federal air quality laws in some areas of the country still require the use of RFG.  Historically, RFG has been formulated with either MTBE or ethanol.  Ethanol has emerged as the replacement of choice for MTBE which as lead to some increased demand for ethanol.

We received no income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program for the three month ending March 31, 2007 compared to income of $225,160 for the same period in 2006.  This significant decrease is a result of termination of the program on June 30, 2006.

We received no income from the State of Kansas through the Kansas Qualified Agricultural Ethyl Alcohol Producer’s Program for the three months ended March 31, 2007, compared to income of $455,671 received for the same period in 2006.  The decrease in payments during the three months ending March 31, 2007, as compared to 2006, is due to program timing and the reduction of state incentive funds. We do not expect more than minimal payments under this program for our 2007 fiscal year.

Cost of Sales.   Our cost of sales as a percentage of revenues was 84% and 67% for the three months ended March 31, 2007 and 2006, respectively.  Our cost of sales increased by approximately $6,863,227 in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, even though our revenue only increased by approximately $3,908,643.  This significant increase in the cost of sales is primarily a result of significantly higher corn prices.  Our total corn costs increased by approximately 79% for the three months ended March 31, 2007 as compared to the same period of 2006.  With the increased demand for corn from increased ethanol production, we expect to have high corn prices throughout the fiscal year 2007.  These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season.  Farmers are expected to respond to these high corn prices by planting more than 90.5 million acres of corn, an approximately 15% increase over the corn production acres for the 2006 growing season.  This is expected to increase the number of bushels of corn produced to approximately 13 billion bushels from the 2007 growing season.  If this is the case, it could offset some of the additional corn demand from the ethanol industry.  Management however expects to continue to endure high corn prices into the near future.

For the three months ended March 31, 2007, our natural gas costs decreased by approximately 34%.  This decrease is due to a similar decrease in the price of natural gas. Our natural gas consumption decreased by approximately 1% for the three months ended March 31, 2007 as compared to the same period of 2006.

We engage in hedging activities with respect to corn, natural gas, and ethanol sales.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We partially offset these losses with the cash price we paid for corn.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Our operating expenses as a percentage of revenues were consistent from period to period.  These percentages were 3% and 4% for the three months ended March 31, 2007 and 2006, respectively.  We expect that these expenses will remain constant and keep in line with sales and production.

Operating Income.  Our income from operations for the three months ended March 31, 2007 was 12% of revenues compared to 28% of revenues for the three months ended March 31, 2006.  This was a result of increased corn prices and their result on our cost of sales.

Other Income (Expense).  We had other expense totaling $272,651 for the three months ended March 31, 2007 compared to other expenses totaling $543,317 for the three months ended March 31, 2007.  This change was primarily a result of a decrease in interest expense, as partially offset by an increase in plant lease interest expense.  Our interest income was substantially the same for the three month period ended March 31, 2007 as March 31, 2006.  Our interest expense decreased to $308,530 for the three months ended March 31, 2007 from $576,182 for the three months ended March 31, 2006.  This decrease is a result of a reduction in both the principal amount outstanding on the loans and the interest rate that we are charged.   Our plant lease interest expense increased to $957,322 for the three months ended March 31, 2007 from $944,208.

Changes in Financial Condition for the Three Months Ended March 31, 2007

The following table highlights the changes in our financial condition for the three months ended March 31, 2007:

	March 31, 2007	December 31, 2006
Current Assets	$12,892,208	$13,149,554
Current Liabilities	$6,266,337	$5,859,819
Long-Term Debt	$11,243,620	$12,059,916
Lease Obligation	$47,886,117	$47,866,117
Members’ Equity	$45,017,262	$44,921,789

Current Assets.  Current assets totaled $12,892,208 at March 31, 2007 down from $13,149,554 at December 31, 2006.  The decrease in current assets primarily is the result of a decrease in our investment in commodity contracts which was $258,628 at March 31, 2007 compared to $1,345,752 at December 31, 2006, partially offset by an increase in interest receivable which was $1,279,620 at March 31, 2007 compared to $319,107 at December 31, 2006.  In addition, our cash and cash equivalents decreased to $3,593,511 at March 31, 2007 compared to $5,281,272 at December 31, 2006.  This decrease is primarily a result of decreased cash on hand due to a distribution of $132 per unit paid out in March 2007.

Current Liabilities.  Current liabilities totaled $6,266,337 at March 31, 2007, up from the $5,859,819 at December 31, 2006.  This change is largely due to an increase in accrued interest which totaled $1,323,350 at March 31, 2007 up from $363,742 at December 31, 2006, partially offset by a decrease in trade and related parties accounts payable which combined was $1,274,653 for the three months ended March 31, 2007 and $1,979,857 at December 31, 2006.

Long-Term Debt.  Long-term debt, net of current maturities, totaled $12,892,208 at March 31, 2007, down from $12,059,916 at December 31, 2006, due to our regularly scheduled loan payments, reductions to the principal amounts due to the free flow cash covenants of our credit agreement and a reduction required when we renegotiated our credit facility with Home Federal Savings Bank.

Capital Lease Obligation.  Our capital lease obligation totaled $47,866,117 for the three months ended March 31, 2007 as well as for the period ended December 31, 2006.

Members’ Equity.  The members’ contributions are $24,707,100.  Retained earnings as of March 31, 2007 is $24,110,162 compared to $24,014,689 at December 31, 2006.  Total members’ equity as of March 31, 2007, is $45,017,262 up from $44,921,789 at December 31, 2006.

Plant Operations

Management anticipates our plant will continue to operate at or above name-plate capacity of 40 million gallons per year for the next 12 months.  We expect to have sufficient cash from cash flow generated by continuing operations, current lines of credit through our revolving promissory note, and cash reserves to cover our usual operating costs over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.  A number of factors that are outside of our control affect our operating costs and revenues, including, but not limited to, the following:

•                  Changes in the availability and price of corn;

•                  Changes in the federal ethanol tax incentives;

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

•                  Increases or decreases in the supply and demand for distillers grains; and

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives).

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow.  Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.  The following table shows cash flows for the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
Net cash provided by (used in) operating activities	$3,071,127	5,437,002
Net cash provided by (used in) investing activities	$(1,160,552)	(962,116)
Net cash provided by (used in) financing activities	$(3,598,336)	(2,244,586)

Cash Flow Provided By Operations.  Our operating activities for the three months ended March 31, 2007, generated $3,071,127 of net cash flow, down from $5,437,002 in 2006 primarily due to a decrease in net income of $2,986,009 in 2007 as compared to $5,636,889 in 2006.  In addition, we used approximately $1,093,184 in cash for inventory in 2007 as opposed to receiving $163,045 from inventory in 2006.  The net cash from operating activities primarily includes net income from operations, adjusted for depreciation and amortization of $879,176.

Cash Flow Used In Investing Activities.  We used $1,160,552 of cash for investing activities for the three months ended March 31, 2007, up from the $962,116 we used in the three months ended March 31, 2006.  This increase was primarily due to our expansion of our grain storage facilities.

We estimate that approximately $3.5 million in capital expenditures will be made in the next twelve months, all of which are expected to be financed from a portion of cash flows from operations or from cash provided through a revolving credit agreement with Home Federal Savings Bank.

Cash Flow Used In Financing Activities.  Cash used for financing activities increased for the three months ended March 31, 2007 as compared to the cash used for financing activities for the three months ended March 31, 2006.  The increase was primarily due to more aggressive repayment of our loans.    We also made $2.9 million in

aggregate cash distributions to our members during the three months ended March 31, 2007 as compared to $0 in the three months ended March 31, 2006.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

Short-Term Debt.  We maintain a revolving line of credit with Home Federal Savings Bank of Rochester, Minnesota, to finance short-term working capital requirements.  Under the revolving line of credit, we may borrow up to a maximum of $4,000,000 through December 31, 2007.  As of March 31, 2007, there was no outstanding balance on the revolving line, although we may access these funds in the future.  Beginning on January 1, 2008, the maximum available credit balance will be reduced by $400,000 each year until the revolving line expires.  Interest on the revolving line of credit is at prime.  The revolving line of credit expires on September 30, 2010 and is payable in full on October 1, 2010.

Long-Term Debt.  On November 23, 2004, we entered into a Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota, establishing a construction loan facility in the amount of $26,000,000 and secured by substantially all of our assets. We converted the construction loan into two term loans on September 20, 2005, consisting of (1) a $21,000,000 conventional term loan (“Loan B”), and (2) a $5,000,000 term loan with a potential USDA guarantee of up to 80% of the loan value (“Loan A”).  The $5,000,000 loan has an amortization period and maturity date of 10 years.  We make monthly payments of principal and interest on the $5,000,000 loan at an interest rate of prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years.  We make monthly payments of principal and interest on the $21,000,000 loan at a rate equal to prime.  We pay a $20,000 annual administration fee for the credit facility.  As of March 31, 2007, the principal balance on Loan A was $2,621,109 and the principal balance on the Loan B was $10,998,987.  At March 31, 2007, the effective interest rate for both loans was 8.25%.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.

During the term of the loan, all our deposit accounts must be maintained at Home Federal Savings Bank.  We are subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan.  We are also prohibited from making distributions to our members; however, we are allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year.  If we meet certain financial ratio requirements, we may distribute an additional 10% of net income.  We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2007, certain minimum net worth and maximum debt to net worth covenants.  With the waiver, we are in compliance with the applicable loan covenants as of March 31, 2007.

Industrial Revenue Bonds.  On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site.  The maximum principal amount of the bonds is $50,000,000, of which $47,866,117 is outstanding as of March 31, 2007.  Additional costs of $2,133,883 are planned and are expected to be eligible for submission for the bond trustee for additional bond issuances.  As holder of the industrial revenue bonds, we are due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st.  This interest income is directly offset by the lease payments we pay on the plant.  We and the City of Garnett have waived the payment of the lease payments and the interest income amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have 10-year terms which expire June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.

Waste Water Bond Financing.  We financed our waste water reuse facility through two bonds issued by the City of Garnett - Utility System Revenue Bonds (“USR Bonds”) and Community Development Block Grant Bonds (“CDBG Bonds”).  The USR Bonds require annual principal payments beginning on October 1, 2006 and continue through 2015.  Interest on USR Bonds is at rates ranging from 4.6% to 5.2% and is due semi-annually beginning April 1, 2006.  The CDBG Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015, at a fixed interest rate of 2%.  As of March 31, 2007, the principal balance on the USR Bonds was $485,000 and the principal balance on the CDBG Bonds was $323,552.

Contractual Obligations and Commercial Commitments.  There was no material changes in our contractual obligations and commercial commitments during the three months ended March 31, 2007.

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

On March 21, 2007, our board of directors approved a cash distribution of $132 per unit to the holders of membership units of record at the close of business on December 31, 2006 for a total payment of $2,890,536.  We expect that this distribution will not affect our ability to maintain financial covenants and meet operating costs.

Application of Critical Accounting Estimates

There was no material changes in our accounting estimates during the three months ended March 31, 2007.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and from fluctuations in the price of ethanol that we sell.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a net loss of approximately $1,087,124 related to derivative instruments for the three months ended March 31, 2007.  We recorded a net loss of approximately $489,289 related to derivative instruments for the three months ended March 31, 2006.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling and floor for our corn purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

We estimate that our expected corn usage is approximately 14 million bushels per year for the production of 40 million gallons of ethanol.  We have price protection for approximately 80% of our expected corn usage for fiscal year ended December 31, 2007 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

We have price protection in place for approximately 10% of our natural gas needs for fiscal year ended December 31, 2007 using CBOT futures and options and Over the Counter option contracts.    As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of March 31, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2007	$258,628	$(25,863)
December 31, 2006	$1,345,752	$(134,575)

ITEM 4.                    CONTROLS AND PROCEDURES.

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

Our management (including the Principal Executive Officer and Principal Financial Officer) has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, The Principal Executive Officer and Principal Financial Officer have agreed that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Our management (including the Principal Executive Officer and Principal Financial Officer) has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended March 31, 2007.

ITEM 1A.           RISK FACTORS.

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

EAST KANSAS AGRI-ENERGY, LLC

Date:	May 11, 2007	/s/ William R. Pracht
William R. Pracht
President (Principal Executive Officer)

Date:	May 11, 2007	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker
Chief Financial Officer (Principal Financial & Accounting Officer)