Form 10-Q
period 2007-06-30
EAST KANSAS AGRI ENERGY LLC
filed 2007-08-10
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, there were 21,898 membership units outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAST KANSAS AGRI-ENERGY, LLC
BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,712,341	$5,281,272
Trade accounts receivable - related party	4,024,095	3,423,118
Inventory	3,217,901	2,282,222
Investment in commodity contracts	1,111,418	1,345,752
Interest receivable	311,588	319,107
Prepaid expense	182,517	498,083
Total current assets	14,559,860	13,149,554
PROPERTY, PLANT AND EQUIPMENT
Land	580,322	580,322
Land improvements	2,179,578	2,179,578
Office equipment	270,866	270,866
Buildings	1,785,915	1,785,915
Equipment	46,772,158	46,675,432
Vehicles	22,743	22,743
Construction in progress	1,177,110	65,698
	52,788,692	51,580,554
Less accumulated depreciation	(6,462,977)	(4,742,172)
Total property, plant, and equipment	46,325,715	46,838,382
OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117	47,866,117
Idle property	2,317,398	2,317,398
Other investment	200	200
Financing costs	615,288	615,288
Less accumulated amortization	(118,126)	(79,298)
Total other assets	50,680,877	50,719,705
Total assets	$111,566,452	$110,707,641
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,163,685	$3,076,532
Accounts payable
Trade	267,537	595,285
Related parties	487,939	1,384,572
Accrued payroll, taxes and withholdings	135,852	136,871
Other accrued expenses	923,827	302,817
Accrued interest	357,181	363,742
Total current liabilities	5,336,021	5,859,819
LONG-TERM DEBT (less current maturities)	10,244,385	12,059,916
LEASE OBLIGATION	47,866,117	47,866,117
MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued of which 1,900 units are held as treasury stock	24,707,100	24,707,100
Treasury stock, at cost	(3,800,000)	(3,800,000.00)
Retained earnings	27,212,829	24,014,689
Total members’ equity	48,119,929	44,921,789
Total liabilities and members’ equity	$111,566,452	$110,707,641

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2006

REVENUE
Related parties	$26,423,551	$52,028,722	23,277,515	$44,293,213
Incentive funds	—	—	252,207	933,037
	26,423,551	52,028,722	23,529,722	45,226,250

COST OF SALES
Related parties	(15,929,143)	(30,497,819)	(8,180,750)	(16,322,262)
Other	(5,140,931)	(12,076,755)	(5,325,806)	(11,825,567)
	(21,070,074)	(42,574,574)	(13,506,556)	(28,147,829)

GROSS PROFIT	5,353,477	9,454,148	10,023,166	17,078,421

OPERATING EXPENSES
General, administrative and selling expenses	789,498	1,631,509	792,217	1,667,266

INCOME FROM OPERATIONS	4,563,979	7,822,639	9,230,949	15,411,155

OTHER INCOME (EXPENSE)
Interest income	972,845	1,965,878	808,772	1,785,844
Interest expense	(283,212)	(591,742)	(547,238)	(1,123,418)
Plant lease interest expense	(946,686)	(1,904,008)	(783,343)	(1,727,552)
Other income	132	299	736	736
	(256,921)	(529,573)	(521,073)	(1,064,390)

NET INCOME	$4,307,058	$7,293,066	$8,709,876	$14,346,765

BASIC AND DILUTED INCOME PER UNIT	$197	$333	$398	$655

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	21,898	21,898	21,898	21,898

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,293,066	$14,346,765
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	1,720,805	1,535,378
Amortization	38,828	46,756

(Increase) decrease in current assets
Accounts receivable	(600,977)	(1,290,655)
Inventory	(935,679)	(401,634)
Commodity contracts	234,334	(37,657)
Prepaid expense	315,566	194,704
Interest receivable	7,519	2,394
Increase (decrease) in current liabilities:
Accounts payable	(924,241)	(491,061)
Accrued expenses	613,430	529,480
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,762,651	14,434,470
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(1,508,278)	(3,758,304)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,508,278)	(3,758,304)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing fees	—	(14,507)
Proceeds from refund of financing fees	—	80,000
Repayment of long-term debt	(1,728,378)	(4,336,514)
Acquistion of treasury units	—	(3,800,000)
Distributions	(4,094,926)	—
NET CASH (USED IN) FINANCING ACTIVITIES	(5,823,304)	(8,071,021)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	431,069	2,605,145
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,281,272	4,569,145
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,712,341	$7,174,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,502,311	$2,895,623

NON CASH INVESTING AND FINANCING ACTIVITIES
Property, plant, and equipment costs incurred	$38,195	$912,712

Accrued dividends payable	$—	$4,292,008

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the six months ended June 30, 2007 and 2006, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2006.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.  Management believes all receivables will be collected and therefore the allowance has been established to be zero at June 30, 2007.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful.  Receivables are considered past due based upon payment terms set forth at the date of the related sale.  The Company has no receivables accruing interest June 30, 2007.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and are exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the periods ended June 30, 2007 and 2006 this activity resulted in net losses of $1,212,683 and $1,053,343, respectively, which are reported in cost of sales.

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

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2 -    INCENTIVE PAYMENTS

The Company qualified for the federal U.S. Department of Agriculture Bio Energy Program.  The federal program was managed by the Commodity Credit Corporation and was designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year.  The annually funded program ran through the state’s fiscal year 2006 and incentive payments were pro-rated if applications for incentives exceeded the annual funding.  The maximum annual incentive program payments the Company could receive was $7,500,000; individual producers were also subject to an annual limitation of 5% of the total funding.  During the period ended June 30, 2006 the Company received $477,366 in federal incentives.

The Company has been approved for the Kansas Qualified Agricultural Ethanol Producer Incentive Fund.  The incentive rate is $.075 per gallon of ethanol produced.  The Company must establish they have produced 5,000,000 gallons of ethanol before the State of Kansas will disburse the funds.  Incentive payments are limited to 15,000,000 gallons per production year.  During the periods ended June 30, 2007 and 2006, the Company received $0 and $455,671, respectively.

NOTE 3 -    INVENTORY

Inventories are summarized as follows:

	June 30,	December 31,
	2007	2006

Raw Material	$1,498,061	$977,820
Work in Progress	613,010	563,362
Finished Goods	1,106,830	741,040

	$3,217,901	$2,282,222

NOTE 4-     LONG-TERM DEBT

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

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 loan (Loan A), and (2) a $21,000,000 conventional term loan (Loan B). The $5,000,000 loan has an amortization period and maturity date of ten years. The Company makes monthly payments of principal and interest on the $5,000,000 loan at an interest rate equal to prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years. The Company makes monthly payments of principal and interest on the $21,000,000 loan at an interest rate equal to prime.  The effective interest rate for both loans at June 30, 2007 was 8.25%.

The Company pays a $20,000 annual administration fee related to the credit facility.  The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

On May 4, 2006, the Company agreed to renegotiate terms of their bank financing.  The new terms provide for a $4,000,000 term revolving loan in addition to the existing term loans.  The interest rate on the term revolving loan is the prime rate.  The term revolving loan available credit balance is reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.  At June 30, 2007, the Company has not used any amount related to the term revolving loan.

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company is subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company is also prohibited from making distributions to their members; however, the Company is allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year. If the Company meets certain financial ratio requirements, it may distribute an additional 10% of net income.  The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2007, the capital expenditure covenant.  With the waiver, the Company is in compliance with the applicable loan covenants as of June 30, 2007.

The Company is only allowed to make annual capital expenditures up to $500,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.  The Company is in compliance with the applicable loan covenants as of June 30, 2007. The Company has made $7,500,000 in payments and no future incentives or free cash payments will be required.

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

Long-term obligations of the Company are summarized as follows at June 30, 2007:

	June 30,	December 31,
	2007	2006

Loan B	$10,167,150	$11,580,282
Loan A	2,432,368	2,747,614
Utility System Revenue Bonds	485,000	485,000
CDBG Bonds	323,552	323,552
Less current portion	(3,163,685)	(3,076,532)

Long-term portion	$10,244,385	$12,059,916

The estimated maturities of long-term debt at June 30, 2007, are as follows:

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

12 Month Period Ending June 30	Amount

2008	$3,163,685
2009	$3,428,617
2010	$3,721,206
2011	$2,621,462
2012	$93,208
Thereafter	379,892

$13,408,070

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

The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the board of directors in its sole discretion, and then shall be distributed from time to time to the Members in proportion to their respective percentage units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement or if the Company’s total assets would be less than the sum of its total liabilities.

Transfer, disposition or encumbrance of Capital Units is subject to certain restrictions, including approval by the board of directors.

The board of directors approved the redemption of 1,900 units from a member.  The redemption represents the member’s entire unit balance.  On May 10, 2006, the Company purchased the member’s units for a total of $3,800,000.

On March 23, 2007, the Company made a dividend distribution to its members in the amount of $132 per share, for a total payment of $2,890,536.  On May 23, 2007, the Company made a dividend distribution to its members in the amount of $55 per share, for a total payment of $1,204,390.

NOTE 6 -    CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at five financial institutions in its trade area. The accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

NOTE 7-     COMMITMENTS AND CONTINGENCIES

On November 12, 2004, the Company entered into a Trading Agreement with United Bio Energy Trading, LLC, an affiliated related party, in which United Bio Energy Trading, LLC will provide market information and consulting services for the Company. The Company anticipates that the term of the agreement will be for at least five years and will pay a monthly fee of $6,000.

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distillers grains. In addition, the distillers grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distillers grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.  The Company paid commissions of $260,711 and $151,307 for the periods ended June 30, 2007 and 2006, respectively, related to this marketing agreement.

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.  For the periods ended June 30, 2007 and 2006, the Company paid $158,963 and $140,338, respectively, in brokerage fees for grain purchases made under this agreement.

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party.  United Bio Energy Fuels, LLC changed their name to Provista Renewable Fuels Marketing, LLC (Provista).  The terms of the agreement provide that Provista will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay Provista a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. Provista also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.  For the periods ended June 30, 2007 and 2006, the Company paid $214,276 and $196,048, respectively, in marketing fees for ethanol marketing under this agreement.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC will supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC will provide the services of a full-time general manager to the plant.  The Company had agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC will appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005.  For the period ended June 30, 2006, the Company incurred costs of $400,000 related to this agreement including reimbursable expenses. On December 13, 2006 the Company reached an agreement with United Bio Energy Management, LLC to terminate the above Management Agreement effective

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

December 31, 2006.  The Company has agreed to continue participating in the UBE Plant Manager Program and Group Buying Program for a monthly fee of $10,000 for a term of one year, with the first monthly installment due and payable on January 1, 2007.

On December 1, 2006, the Company entered into an agreement with Jade Millrights, Inc. for construction of a grain bin for $905,100.  As of June 30, 2007, the Company has incurred $872,525 related to the agreement and $296,892 of additional expenses related to the project, none of which are included in accounts payable.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending June 30,

2008	$474,775
2009	404,108
2010	380,108
2011	332,108
2012	332,108
Thereafter	944,305

$2,867,512

The Company is involved in various claims arising in the normal course of business.  Management believes that any financial responsibility that may be incurred would not be material and therefore no additional accrual is deemed necessary.

NOTE 8-          SALE / LEASEBACK TRANSACTION

On December 20, 2005, the Company completed an industrial revenue bond financing with the City of Garnett, Kansas that will provide property tax savings for 10 years on the plant site.  As part of the financing, title to the plant site and improvements have been transferred to the City of Garnett, Kansas, as security for the repayment of the bonds, and the Company is leasing back the site in an amount that is equal to the amount of the principal and interest to be paid on The City of Garnett, Kansas bonds.  Home Federal Savings Bank consented to this transaction, and the bonds have been pledged to Home Federal Savings Bank as security for any obligations under the Home Federal Savings Bank Credit Agreement.  As part of the financing, the Company paid the bond underwriter, Gilmore & Bell, P.C., $40,000.  The maximum principal amount of the bonds is $50,000,000.  The bonds were initially issued in the principal amount of $47,866,117, which is the amount of the Company’s expenditures on the plant as of December 20, 2005.  The additional $2,133,883 is available for future capital project costs.

The $40,000 of financing fees paid to the bond underwriter and $23,656 of legal and other costs associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds.  A total of $3,024 and $2,867 of amortization expense related to these costs was recognized during the periods ended June 30, 2007 and 2006, respectively.

From the proceeds of the bond, the Company purchased the bonds as an investment.  The Company, as holder of the industrial revenue bonds, is due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st, commencing June 1, 2006.  The interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms commencing December 20, 2005 and terminating on June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.  The outstanding principal at June 30, 2007 was $47,866,117.  The lease qualifies as a capital lease.  Interest income recognized on the Industrial Revenue

EAST KANSAS AGRI-ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

Bonds for the periods ended June 30, 2007 and 2006 was $1,904,008 and $1,727,552, respectively.  These amounts are equal to the lease expense of the plant for those periods.

Future debt service requirements on the Industrial Revenue Bonds at June 30, 2007 are as follows:

12 months ending June 30	Interest Rate	Principal	Interest	Total

2008	8%	$—	$3,829,289	$3,829,289
2009	8%	—	3,829,289	3,829,289
2010	8%	—	3,829,289	3,829,289
2011	8%	—	3,829,289	3,829,289
2012	8%	—	3,829,289	3,829,289
Thereafter	8%	47,866,117	15,317,159	63,183,276

Totals		$47,866,117	$34,463,604	$82,329,721

Amount representing interest				(34,463,604)

Long-Term Obligation				$47,866,117

NOTE 9- RETIREMENT PLAN

During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees.  All employees are eligible to participate in the plan.  The Company makes a matching contribution of 3% of participants’ eligible wages.  The employees are fully vested upon contribution to the plan.  The Company match for the periods ended June 30, 2007 and 2006 was $26,263 and $20,585, respectively.

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2007, compared to the same periods of the prior fiscal year.  This discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this report and the information contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Since June 2005, we have been engaged in the production of ethanol and distillers grains.   We purchase all of our corn and milo from United Bio Ingredients, LLC, an affiliate of US BioEnergy Corporation.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains, which are sold to Provista Renewable Fuels Marketing, LLC (Provista), successor to United Bio Energy Fuels, LLC, and United Bio Energy Ingredients, LLC, respectively, which subsequently markets and sells our products.  The principal markets for our ethanol are regional petroleum terminals located in major population centers in Kansas and neighboring states, including such cities as Kansas City, Missouri; Wichita, Kansas; Tulsa, Oklahoma; and St. Louis, Missouri.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grain and the costs related to their production.  Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil, and crude oil.  The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed.  We expect these price relationships to continue for the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

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

We recently announced our intent to engage in a reclassification and reorganization of the Company’s membership units.  The proposed transaction will provide for the reclassification of our units into three separate and distinct classes.  If our members approve the proposed amendments to our operating agreement and the reclassification is implemented, we anticipate having fewer than 300 unit holders of record in our current class with the remaining approximately 400 unit holders split into two additional classes, which would enable us to voluntarily terminate the registration of our units under the Securities and Exchange Act of 1934.

Results of Operations for the Fiscal Quarters Ended June 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statements of operations for the fiscal quarters ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
Income Statement Data	Amount	% of Revenues	Amount	% of Revenues

Revenues	$26,423,551	100.0%	$23,529,722	100.0%
Cost of Sales	$21,070,074	79.7%	$13,506,556	57.4%
Gross Profit	$5,353,477	20.3%	$10,023,166	42.6%

Operating Expenses	$789,498	3.0%	$792,217	3.4%
Operating Income	$4,563,979	17.3%	$9,230,949	39.2%

Other Income (Expense)	$(256,921)	(1.0)%	$(521,073)	(2.2)%
Net Income	$4,307,058	16.3%	$8,709,876	37.0%

Revenues.  Our revenues from operations come from two primary sources:  ethanol sales and distillers grain sales.  The following table shows the sources of our revenues for the fiscal quarters ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
Revenue Sources	Amount	% of Revenues	Amount	% of Revenues

Ethanol Sales	$22,415,106	84.8%	$21,163,142	89.9%
Distillers Grains Sales	$4,008,445	15.2%	$2,114,373	9.0%
Ethanol Incentive Payments	$0	0%	$252,207	1.1%
Total Revenues	$26,423,551	100.0%	$23,529,722	100.0%

The increase in revenues from the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is due primarily to an increase in volume of ethanol made possible by some production modifications made to the plant.  The average price per gallon of ethanol sold decreased approximately 6% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  Volume of ethanol sold in the three months ended June 30, 2007 was 13% more than in the three months ended June 30, 2006.  Revenue from sales of our co-products also increased by 90% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to increasing cost of corn as a comparable feed product and the product mix between wet and dry distiller’s grains.

We also sell distillers grain feeds.  Increased ethanol production has led to increased availability of the co-product.  Continued increased supply of dry and wet distillers grains on the market from other ethanol plants could reduce the price we are able to charge for our distillers dried grains.  This could have a negative impact on our revenues.

We received no income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program for the three months ending June 30, 2007 or for the same period in 2006.  This significant decrease is a result of termination of the program on June 30, 2006.

We received no income from the State of Kansas through the Kansas Qualified Agricultural Ethyl Alcohol Producer’s Program for the three months ended June 30, 2007, compared to income received for the same period in 2006.  We do not expect more than minimal payments under this program for our 2007 fiscal year.

Cost of Sales.   Our cost of sales as a percentage of revenues was 79.74% and 57.40% for the three months ended June 30, 2007 and 2006, respectively.  Our cost of sales increased by approximately $7,563,518 in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, even though our revenue only increased by approximately $2,893,829.  This significant increase in the cost of sales is primarily a result of significantly higher corn prices.  Our total corn costs increased by approximately 94% for the three months ended June 30, 2007 as compared to the same period of 2006.  With the increased demand for corn from increased ethanol production, we expect to have high corn prices throughout the fiscal year 2007.  These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season.  Farmers have responded to these high corn prices by planting more than 92.9 million acres of corn, an approximately 19% increase over the corn production acres for the 2006 growing season.  This is expected to increase the number of bushels of corn produced to approximately 13 billion bushels from the 2006 growing season.  If this is the case, it could offset some of the additional corn demand from the ethanol industry.  Management however expects to continue to endure high corn prices into the near future.

For the three months ended June 30, 2007, our natural gas costs increased by approximately 33%.  This increase is due to a similar increase in the price of natural gas. Our natural gas consumption increased by approximately 10% for the three months ended June 30, 2007, as compared to the same period of 2006.  Recently, the price of natural gas has followed other energy commodities to historically high levels.  Current natural gas prices are considerably higher than the 10-year average.  Global demand for natural gas is expected to continue to increase, further driving up prices.  As a result, we expect natural gas prices to remain higher than average in the short to mid term.  Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins.

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

Operating Expenses.  Our operating expenses as a percentage of revenues were consistent from period to period.  These percentages were 3.0% and 3.4% for the three months ended June 30, 2007 and 2006, respectively.  We expect that these expenses will remain constant and keep in line with sales and production.

Operating Income.  Our income from operations for the three months ended June 30, 2007 was 17.3% of revenues compared to 39.2% of revenues for the three months ended June 30, 2006.  This was a result of increased corn prices and their impact on our cost of sales.

Other Income (Expense).  We had other expenses totaling $256,921 for the three months ended June 30, 2007 compared to other expenses totaling $521,073 for the three months ended June 30, 2006.  This change was primarily a result of a decrease in interest expense, as partially offset by an increase in plant lease interest expense.  In addition, our interest income increased to $972,845 for the three month period ended June 30, 2007 as compared to $808,772 for the three months period ending June 30, 2006.  Our interest expense decreased to $283,212 for the three months ended June 30, 2007 from $547,238 for the three months ended June 30, 2006.  This decrease is a result of a reduction in both the principal amount outstanding on the loans and the interest rate that we are charged.   Our plant lease interest expense increased to $946,686 for the three months ended June 30, 2007 from $783,343 for the same period in 2006.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007 (Unaudited)		Six Months Ended June 30, 2006 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$52,028,722	100.0	$45,226,250	100.0

Cost of Sales	$42,574,574	81.8	$28,147,829	62.2

Gross Profit	$9,454,148	18.2	$17,078,421	37.8

Operating Expenses	$1,631,509	3.1	$1,667,266	3.7

Operating Income	$7,822,639	15.0	$15,411,155	34.1

Other Income (Expense)	$(529,573)	(1.0)	$(1,064,390)	(2.4)

Net Income	$7,293,066	14.0	$14,346,765	31.7

Revenues. The increase in revenues from the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily due to a combination of increased production by the ethanol plant and a higher average selling price for ethanol and distillers grains.  We experienced approximately a 9% increase in ethanol production for the six months ended June 30, 2007 compared to the same period of 2006.  Additionally, we experienced approximately a 5% increase in the price we received for our ethanol for the six months ended June 30, 2007 compared to the same period of 2006.  Along with the increase in ethanol production, we experienced a 34% increase in distillers grains production for the six months ended June 30, 2007 compared to the same period of 2006.  Additionally, we experienced approximately a 7% increase in the price we received for our distillers grains for the six months ended June 30, 2007 compared to the same period of 2006.

Cost of Sales. Our cost of sales as a percentage of revenues increased by approximately 19.6% for the six months ended June 30, 2007 as compared to the same period of 2006.  This increase in cost of sales was due primarily to increased corn costs in the first and second fiscal quarters of 2007 compared to the first six months of 2006 and increased consumption of corn due to increased production of ethanol and distillers grains.  The average price we paid for corn for the six months ended June 30, 2007 was approximately 66% higher than the price we paid for the same period of 2006.  The increase in our cost of goods sold percentage is directly correlated to the increase in the price we paid for corn and our derivative instrument activity during the six months ended June 30, 2007 as compared to the same period of 2006.

Operating Expenses. Our operating expenses as a percentage of revenues decreased slightly from 3.7% to 3.1% for the six months ended June 30, 2006 and 2007 respectively.  Because the majority of our operating expenses are fixed, the percentage decrease is caused by the increase in total revenues from 2006 to 2007.

Operating Income. Our income from operations decreased from approximately $15,411,155 for the six months ended June 30, 2006 to approximately $7,822,639 for the six months ended June 30, 2007.  This decrease in operating income was primarily the result of a significant increase in our cost of sales, primarily corn, for the six months ended June 30, 2007 compared to the same period of 2006.  Our income from operations as a percentage of revenues decreased by approximately 19.1% for the six months ended June 30, 2007 compared to the same period of 2006.  This lower percentage of income from operations is primarily the result of increased cost of sales due to increased corn costs.

Other Income (Expense). Our other income (expense) as a percentage of revenues was (1.0)% and (2.4)% for the six months ended June 30, 2007 and 2006, respectively.  The change resulted from decreased interest expense for the six months ended June 30, 2007 compared to the same period of 2006.

Changes in Financial Condition for the Six Months Ended June 30, 2007

The following table highlights the changes in our financial condition for the six months ended June 30, 2007:

	June 30, 2007	December 31, 2006
Current Assets	$14,559,860	$13,149,554
Current Liabilities	$5,336,021	$5,859,819
Long-Term Debt	$10,244,385	$12,059,916
Lease Obligation	$47,866,117	$47,866,117
Members’ Equity	$48,119,929	$44,921,789

Current Assets.  Current assets totaled $14,559,850 at June 30, 2007, up from $13,149,554 at December 31, 2006.  The increase in current assets primarily is the result of increased inventories, mostly attributable to the increased cost of corn, which was $3,217,901 at June 30, 2007 compared to $2,282,223 at December 31, 2006, and by an increase in accounts receivable which was $4,335,683 at June 30, 2007 compared to $3,742,225 at December 31, 2006.  In addition, our cash and cash equivalents increased to $5,712,341 at June 30, 2007 compared to $5,281,272 at December 31, 2006.

Current Liabilities.  Current liabilities totaled $5,336,021 at June 30, 2007, down from the $5,859,819 at December 31, 2006.  This change is largely due to a decrease in trade and related parties accounts payable which combined for a total of $755,476 at June 30, 2007, down   from $1,979,857  at December 31, 2006, partially offset by an increase in other accrued expenses which was $923,827 at June 30, 2007 and $302,817 at December 31, 2006.

Long-Term Debt.  Long-term debt, net of current maturities, totaled $10,244,385 at June 30, 2007, down from $12,059,916 at December 31, 2006, due to our regularly scheduled loan payments, reductions to the principal amounts due to the free flow cash covenants of our credit agreement and a reduction required when we renegotiated our credit facility with Home Federal Savings Bank.

Capital Lease Obligation.  Our capital lease obligation totaled $47,866,117 for the six months ended June 30, 2007 as well as for the period ended December 31, 2006.

Members’ Equity.  The members’ contributions are $24,707,100.  Retained earnings as of June 30, 2007 is $27,212,829 compared to $24,014,689 at December 31, 2006.  Total members’ equity as of June 30, 2007, is $48,119,929, up from $44,921,789 at December 31, 2006.

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

Trends and Uncertainties Impacting the Ethanol Industry and our Future Operations

We continued to enjoy very favorable ethanol prices during the second quarter of 2007.  The favorable market price for ethanol was primarily due to high demand for ethanol, created by a number of factors, including the declining use of Methyl Tertiary Butyl Ether (“MTBE”) as an oxygenate, and the current price of gasoline.  However, we cannot guarantee that the price of ethanol will not significantly decrease due to factors beyond our control.

Management expects ethanol prices to remain higher than historical averages in the short-term.  Based on existing market conditions, we expect favorable pricing to continue at least through the end of our third fiscal quarter because the price of unleaded gasoline is expected to remain at or above its current price levels as we continue through the peak summer driving season. In addition, the price of unleaded gasoline has recently risen as a result of the flooding that has occurred in the southern Midwest.  As a result, we expect our percentage of revenues from the sale of fuel ethanol to increase.  In order to sustain these higher price levels, however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the marketplace by additional production.  According to the Renewable Fuels Association, there are currently 124 ethanol plants in operation nationwide that have the capacity to annually produce approximately 6.48 billion gallons of ethanol.  In addition, planned expansion of existing plants and current construction of new plants is expected to add approximately 6.40 billion gallons of yearly nationwide production capacity.  This is likely to lead to a significant increase in the supply of ethanol, which could lead to less favorable pricing levels.

In April 2007, a final rule was adopted fully implementing the provisions of the Renewable Fuels Standard as contained in the Energy Policy Act of 2005.  The Renewable Fuels Standard requires the fuel blending industry to blend 4.7 billion gallons of renewable fuels in 2007.  This amount increases incrementally to 7.5 billion gallons by the year 2012.  The Renewable Fuels Standard is not likely to have a significant impact on the supply and demand relationship in the ethanol industry due to the fact that production capacity in the ethanol industry is currently 1.2 billion gallons more than the 2007 requirement.  This trend is likely to continue in the future such that it is not likely the Renewable Fuels Standard will significantly increase demand for ethanol.  If this is the case, the ethanol industry will have to generate its own demand for its product based on competitive advantages ethanol may have over other renewable fuels and conventional petroleum based fuel sources.  If the ethanol industry cannot grow sufficient demand to offset current and future increases in ethanol supply, the price of ethanol will decline which would affect our revenues.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment.  Certain individuals believe that use of ethanol will have a negative impact on prices at the pump or that it will reduce fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced.  These consumer beliefs could potentially be wide-spread.  If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.

However, consumer acceptance continues to increase and we expect ethanol prices will be positively impacted by increased consumer acceptance and exposure of ethanol.  Renewable fuels use has become an important issue in both federal and state government which has lead to an outpouring of support for the ethanol industry.  Many states are pursuing increased use of renewable fuels.  The price of ethanol is also favorably impacted by current higher petroleum prices.  If the price of gasoline continues to trend higher, consumers may look for lower priced alternative fuels.  This presents the ethanol industry the opportunity to increase its market share through a competitive price advantage over the price of petroleum.  This is the type of voluntary ethanol blending and increased market share that will be required to support current ethanol prices.  The Consumer Federation of America published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%.  Since ethanol blended fuel is currently a less expensive alternative for consumers, the demand for such ethanol-blended fuel could increase, thus increasing the overall demand for ethanol.  This could positively affect our earnings.  However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.

We expect ethanol prices may also be positively impacted by increased ethanol demand as blenders and refineries increase their use of ethanol in response to environmental liability concerns about MTBE.  Although the Energy Policy Act of 2005 effectively eliminated reformulated gasoline (“RFG”) requirements with the enactment of the national renewable fuel standard, federal air quality laws in some areas of the country still require the use of RFG.  Historically, RFG has been formulated with either MTBE or ethanol.  Ethanol has emerged as the replacement of choice for MTBE which has lead to some increased demand for ethanol.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel.  There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year.  Imports from the exempted countries may increase as a result of new plants in development.  Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025.  E85 is used as an aviation fuel and as a hydrogen source for fuel cells.  In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and approximately 1,244 retail stations supplying it.  Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.

The support for and use of E85 fuel has and will continue to be increased by supportive Congressional legislation.  The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, in a trade or business vehicle.  Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010.  The production and use of E85 fuel may also be increased in the future due to the reintroduction of the BioFuels Security Act to the 110th Congress.  Such bill, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by sponsors Tom Harkin, Richard Luger, and others.  If passed, the legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030.  The bill would also require 50% of all branded gasoline stations to have at least one E85 pump available for use by 2017.  Furthermore, the bill would require 100% of all new automobiles to be dual-fueled by 2017.  Currently, the Senate version of the bill has been referred to the Senate Commerce, Science, and Transportation Committees.  Its House of Representatives counterpart has been referred to the House Energy and Commerce Committee, House Oversight and Government Reform Committee and House Judiciary Committee.

The United States Supreme Court recently held in the case of Massachusetts v. EPA, that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles.  Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants.  If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.

Technology Developments

A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a co-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered in Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow.  Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.  The following table shows cash flows for the six months ended June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
Net cash provided by (used in) operating activities	$7,762,651	14,434,470
Net cash provided by (used in) investing activities	$(1,508,278)	(3,758,304)
Net cash provided by (used in) financing activities	$(5,823,304)	(8,071,021)

Cash Flow Provided By Operations.  Our operating activities for the six months ended June 30, 2007, generated $7,762,651 of net cash flow, down from $14,434,470 in 2006 primarily due to a decrease in net income of $7,293,066 in 2007 as compared to $14,346,765 in 2006.  In addition, we used approximately $935,679 in cash for inventory in 2007 as opposed to $401,634 in inventory in 2006, partially offset by a decrease in accounts receivable to $600,977 in 2007 from $1,290,655 in 2006.  The net cash from operating activities primarily includes net income from operations adjusted for depreciation and amortization of $1,759,633.

Cash Flow Used In Investing Activities.  We used $1,508,278 of cash for investing activities for the six months ended June 30, 2007, down from the $3,758,304 we used in the six months ended June 30, 2006.  This decrease was primarily due to reduced capital spending in 2007.

We estimate that approximately $3,500,000 in capital expenditures will be made in the next twelve months, all of which are expected to be financed from a portion of cash flows from operations or from cash provided through a revolving credit agreement with Home Federal Savings Bank.

Cash Flow Used In Financing Activities.  Cash used for financing activities decreased for the six months ended June 30, 2007 as compared to the cash used for financing activities for the six months ended June 30, 2006.  The decrease was primarily due to not reducing our long term debt in 2007 like we did in 2006 because of reduced profits.    We also made $4 million in aggregate cash distributions to our members during the three months ended June 30, 2007 as compared to $0 in the three months ended June 30, 2006.  In the six months ended June 30, 2006, we purchased $3,800,000 of Treasury Stock.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

Short-Term Debt.  We maintain a revolving line of credit with Home Federal Savings Bank of Rochester, Minnesota, to finance short-term working capital requirements.  Under the revolving line of credit, we may borrow up to a maximum of $4,000,000 through December 31, 2007.  As of June 30, 2007, there was no outstanding balance on the revolving line, although we may access these funds in the future.  Beginning on January 1, 2008, the maximum available credit balance will be reduced by $400,000 each year until the revolving line expires.  The interest rate on the revolving line of credit is at prime.  The revolving line of credit expires on September 30, 2010 and is payable in full on October 1, 2010.

Long-Term Debt.  On November 23, 2004, we entered into a Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota, establishing a construction loan facility in the amount of $26,000,000 and secured by substantially all of our assets. We converted the construction loan into two term loans on September 20, 2005, consisting of (1) a $21,000,000 conventional term loan (“Loan B”), and (2) a $5,000,000 term loan with a potential USDA guarantee of up to 80% of the loan value (“Loan A”).  The $5,000,000 loan has an amortization period and maturity date of 10 years.  We make monthly payments of principal and interest on the $5,000,000 loan at an interest rate of prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years.  We make monthly payments of principal and interest on the $21,000,000 loan at a rate equal to prime.  We pay a $20,000 annual administration fee for the credit facility.  As of June 30, 2007, the principal balance on Loan A was $2,432,368 and the principal balance on the Loan B was $10,157,150.  At June 30, 2007, the effective interest rate for both loans was 8.25%.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.

During the term of the loan, all our deposit accounts must be maintained at Home Federal Savings Bank.  We are subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan.  We are also prohibited from making distributions to our members; however, we are allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year.  If we meet certain financial ratio requirements, we may distribute an additional 10% of net income.  We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2007, certain minimum net worth and maximum debt to net worth covenants.  With the waiver, we are in compliance with the applicable loan covenants as of June 30, 2007.

Industrial Revenue Bonds.  On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site.  The maximum principal amount of the bonds is $50,000,000, of which $47,866,117 is outstanding as of June 30, 2007.  Additional costs of $2,133,883 are planned and are expected to be eligible for submission for the bond trustee for additional bond issuances.  As holder of the industrial revenue bonds, we are due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st.  This interest income is directly offset by the lease payments we pay on the plant.  We and the City of Garnett have waived the payment of the lease payments and the interest income amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have 10-year terms which expire June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.

Waste Water Bond Financing.  We financed our waste water reuse facility through two bonds issued by the City of Garnett - Utility System Revenue Bonds (“USR Bonds”) and Community Development Block Grant Bonds (“CDBG Bonds”).  The USR Bonds require annual principal payments beginning on October 1, 2006 and continue through 2015.  Interest on USR Bonds is at rates ranging from 4.6% to 5.2% and is due semi-annually beginning April 1, 2006.  The CDBG Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015, at a fixed interest rate of 2%.  As of June 30, 2007, the principal balance on the USR Bonds was $485,000 and the principal balance on the CDBG Bonds was $323,552.

Contractual Obligations and Commercial Commitments.  There were no material changes in our contractual obligations and commercial commitments during the three months ended June 30, 2007.

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

On May 16, 2007, our board of directors approved a cash distribution of $55 per membership unit for a total distribution of $1,204,390 to our unit holders of record as of March 31, 2007.  The distribution was paid in May 2007.  We do not expect that this distribution will affect our ability to maintain financial covenants and meet operating costs.

Application of Critical Accounting Estimates

There was no material changes in our accounting estimates during the three months ended June 30, 2007.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a net loss of approximately $125,560 related to derivative instruments for the three months ended June 30, 2007.  We recorded a net loss of approximately $451,005 related to derivative instruments for the three months ended June 30, 2006.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 14 million bushels per year for the production of 40 million gallons of ethanol.  We have price protection for approximately 7% of our expected corn usage for fiscal year ended December 31, 2007 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

We have price protection in place for approximately 14% of our natural gas needs for fiscal year ended December 31, 2007 using CBOT futures and options and Over the Counter option contracts.    As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of June 30, 2007 and March 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change– Market Risk
June 30, 2007	$134,607	$(13,461)
March 31, 2007	$258,628	$(25,863)

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

Our management (including the Principal Executive Officer and Principal Financial Officer) has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                                 LEGAL PROCEEDINGS.

No material developments have occurred in the three months ended June 30, 2007.

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

None.

ITEM 3.                                                 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2007 annual members meeting on Saturday, June 2, 2007 for the purpose of electing directors.  Votes were solicited in person and by proxy.  Pursuant to our Amended and Restated Operating Agreement, as amended, four (4) director positions were open.  We had five (5) nominees for the vacant positions.  The following persons were nominated and the four nominees receiving the greatest number of votes were elected to serve on our board of directors:

NUMBER OF VOTES FOR
Steve Doering	10,867
Daniel V. Morgan	10,466
Scott Brittenham	10,583
Donald S. Meats	10,871
Harold Wilmarth	1,575

For the matter on which votes were entitled to be cast, there were no abstentions or broker non-votes.

Eight (8) initial directors, each appointed by the initial members, and three (3) appointed directors, each appointed by the initial directors served as our initial board of directors.  The initial term for these directors ended upon the first annual or special meeting of the members following substantial completion of our facilities, and in all cases when successor directors were elected and qualified.  Our facilities were substantially completed in June 2005; therefore, the June 10, 2006 election of directors terminated the initial terms of the eleven (11) directors.    Pursuant to our operating agreement, the board passed a resolution dividing the board into three (3) classes which will serve staggered terms until 2007, 2008, or 2009.  As a result, in accordance with our operating agreement, which provides for a minimum of seven and a maximum of eleven directors, four directors served one-year terms (“Group I”), three directors will serve two-year terms (“Group II”), and four directors (“Group III”) will serve three-year terms.  At the 2007 Annual Meeting of Members, the members voted for four directors to serve three-year terms.  As a result the board will serve terms as follows:

DIRECTOR	POSITION	TERM ENDS
Steve Doering	Director	2010
Daniel V. Morgan	Director	2010
Scott Brittenham	Director	2010
Donald S. Meats	Director	2010
Jill A. Zimmerman	Director, Secretary	2008
Charles P. Torrey	Director	2008
Daniel Guetterman	Director	2008
William R. Pracht	Director, Chairman	2009
Glenn A. Caldwell	Director	2009
Scott A. Burkdoll	Director, Vice-Chairman	2009
Roger J. Brummel	Director	2009

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

EAST KANSAS AGRI-ENERGY, LLC

Date:	August 9, 2007	/s/ William R. Pracht
William R. Pracht
President (Principal Executive Officer)

Date:	August 9, 2007	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker
Chief Financial Officer (Principal Financial & Accounting Officer)