Form 10-Q/A
period 2007-03-31
EAST KANSAS AGRI ENERGY LLC
filed 2007-09-11
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of East Kansas Agri-Energy, LLC (“we”, “us”, “our” and “East Kansas”, the “Company”) for the fiscal quarter ended March 31, 2007, is being filed for the  purpose of amending and restating Item 1 of Part I of Form 10-Q/A to reflect the  Company’s balance sheet for the  fiscal quarter ended March 30, 2007 and for the fiscal year ended December 31, 2006.  The audited balance sheet for the fiscal year ended December 31, 2006 was inadvertently omitted from our original quarterly report for fiscal quarter ended March 31, 2007 filed on form 10-Q.  Our amended quarterly report on Form 10-Q/A includes the balance sheet in Part I — Item 1 “Financial Statements”.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Item, as amended, is set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, we are including certain currently dated certifications.  The remainder of the Company’s Form 10-Q/A is unchanged.  This report speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EAST KANSAS AGRI-ENERGY, LLC
BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

	March 31, 2007
ASSETS	(Unaudited)	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$3,593,511	$5,281,272
Trade accounts receivable - related party	4,082,867	3,423,118
Inventory	3,375,406	2,282,222
Investment in commodity contracts	258,628	1,345,752
Interest receivable	1,279,620	319,107
Prepaid expense	302,176	498,083
Total current assets	12,892,208	13,149,554
PROPERTY, PLANT AND EQUIPMENT
Land	580,322	580,322
Land improvements	2,179,578	2,179,578
Office equipment	270,866	270,866
Buildings	1,785,915	1,785,915
Equipment	46,675,996	46,675,432
Vehicles	22,743	22,743
Construction in progress	887,352	65,698
	52,402,772	51,580,554
Less accumulated depreciation	(5,601,935)	(4,742,172)
Total property, plant, and equipment	46,800,837	46,838,382
OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117	47,866,117
Idle property	2,317,398	2,317,398
Other investment	200	200
Financing costs	615,288	615,288
Less accumulated amortization	(98,712)	(79,298)
Total other assets	50,700,291	50,719,705
Total assets	$110,393,336	$110,707,641
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,185,028	$3,076,532
Accounts payable
Trade	295,225	595,285
Related parties	979,428	1,384,572
Accrued payroll, taxes and withholdings	131,529	136,871
Other accrued expenses	351,777	302,817
Accrued interest	1,323,350	363,742
Total current liabilities	6,266,337	5,859,819
LONG-TERM DEBT (less current maturities)	11,243,620	12,059,916
LEASE OBLIGATION	47,866,117	47,866,117
MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued of which 1,900 units are held as treasury stock	24,707,100	24,707,100
Treasury stock, at cost	(3,800,000)	(3,800,000.00)
Retained earnings	24,110,162	24,014,689
Total members’ equity	45,017,262	44,921,789
Total liabilities and members’ equity	$110,393,336	$110,707,641

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
REVENUE
Related parties	$25,605,171	$21,015,698
Incentive funds	—	680,830
	25,605,171	21,696,528

COST OF SALES
Related parties	(14,568,676)	(8,141,512)
Other	(6,935,824)	(6,499,761)
	(21,504,500)	(14,641,273)

GROSS PROFIT	4,100,671	7,055,255

OPERATING EXPENSES
General, administrative and selling expenses	842,011	875,049

INCOME FROM OPERATIONS	3,258,660	6,180,206

OTHER INCOME (EXPENSE)
Interest income	993,034	977,073
Interest expense	(308,530)	(576,182)
Plant lease interest expense	(957,322)	(944,208)
Other income	167	—
	(272,651)	(543,317)

NET INCOME	$2,986,009	$5,636,889

BASIC AND DILUTED INCOME PER UNIT	$136	$237

WEIGHTED AVERAGE UNITS OUTSTANDING BASIC AND DILUTED	21,898	23,798

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,986,009	$5,636,889
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	859,762	752,581
Amortization	19,414	23,735

(Increase) decrease in current assets
Accounts receivable	(659,749)	(863,946)
Inventory	(1,093,184)	163,045
Commodity contracts	1,087,124	(134,711)
Prepaid expense	195,907	19,278
Interest receivable	(960,513)	(950,299)
Increase (decrease) in current liabilities:
Accounts payable	(366,869)	(226,101)
Accrued expenses	1,003,226	1,016,531

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,071,127	5,437,002

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(1,160,552)	(962,116)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,160,552)	(962,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing fees	—	(3,815)
Repayment of long-term debt	(707,800)	(2,240,771)
Distributions	(2,890,536)	—

NET CASH (USED IN) FINANCING ACTIVITIES	(3,598,336)	(2,244,586)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,687,761)	2,230,300

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,281,272	4,569,145

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,593,511	$6,799,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$306,244	$601,830

NON CASH INVESTING AND FINANCING ACTIVITIES
Property, plant, and equipment costs incurred	$—	$1,039,137

See Notes to Unaudited Financial Statements

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and are exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the periods ended March 31, 2007 and 2006 this activity resulted in net losses of $1,087,124 and $489,289, respectively, which are reported in cost of sales.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 -               INVENTORY

Inventories are summarized as follows:

	March 31,	December 31,
	2007	2006

Raw Material	$2,112,004	$977,820
Work in Progress	614,611	563,362
Finished Goods	648,791	741,040

	$3,375,406	$2,282,222

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

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

The Company financed its waste water reuse facility through two bond issues by the City of Garnett.  The Utility System Revenue Bonds require annual principal payments beginning on October 1, 2006 and continue through 2015.  Interest payments on these bonds are due semi-annually, at interest rates ranging from 4.6% to 5.2%.  The first interest payment was due April 1, 2006.  The Community Development Block Grant (CDBG) Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015.  The bonds have a fixed interest rate of 2%

Long-term obligations of the Company are summarized as follows:

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

	March 31,	December 31,
	2007	2006

Loan B	$10,998,987	$11,580,282
Loan A	2,621,109	2,747,614
Utility System Revenue Bonds	485,000	485,000
CDBG Bonds	323,552	323,552
Less current portion	(3,185,028)	(3,076,532)
Long-term portion	$11,243,620	$12,059,916

The estimated maturities of long-term debt at March 31, 2007, are as follows:

12 Month Period Ending March 31,	Amount

2008	$3,185,028
2009	3,333,310
2010	3,617,756
2011	3,638,243
2012	255,219
Thereafter	399,092
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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

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

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.  The Company paid commissions of $133,308 and $78,865 for the periods ended March 31, 2007 and 2006, respectively, related to this marketing agreement.

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

 principal amount of $47,866,117, which is the amount of the Company’s expenditures on the plant as of December 20, 2005.  The additional $2,133,883 is available for future capital project costs.

The $40,000 of financing fees paid to the bond underwriter and $23,656 of legal and other cost associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds.  A total of $1,512 and $1,433 of amortization expense related to these costs was recognized during the periods ended March 31, 2007 and 2006, respectively.

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

NOTE 9 -               RETIREMENT PLAN

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

EAST KANSAS AGRI-ENERGY, LLC

Date:	August 10, 2007	/s/ William R. Pracht
William R. Pracht
President (Principal Executive Officer)

Date:	August 10, 2007	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker
Chief Financial Officer (Principal Financial & Accounting Officer)