Form 10-Q
period 2007-09-30
EAST KANSAS AGRI ENERGY LLC
filed 2007-11-14
CIK 1170106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, there were 21,898 membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EAST KANSAS AGRI-ENERGY, LLC

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,836,826	$5,281,272
Trade accounts receivable - related party	4,693,151	3,423,118
Inventory	4,922,334	2,282,222
Investment in commodity contracts	1,786,643	1,345,752
Interest receivable	1,287,067	319,107
Prepaid expense	62,858	498,083
Total current assets	19,588,879	13,149,554

PROPERTY, PLANT AND EQUIPMENT
Land	580,322	580,322
Land improvements	2,179,578	2,179,578
Office equipment	304,554	270,866
Buildings	1,817,258	1,785,915
Equipment	48,164,183	46,675,432
Vehicles	22,743	22,743
Construction in progress	31,698	65,698
	53,100,336	51,580,554
Less accumulated depreciation	(7,331,997)	(4,742,172)
Total property, plant, and equipment	45,768,339	46,838,382

OTHER ASSETS
Investment in Industrial Revenue Bonds	47,866,117	47,866,117
Idle property	2,317,398	2,317,398
Other investment	200	200
Financing costs	615,288	615,288
Less accumulated amortization	(137,540)	(79,298)
Total other assets	50,661,463	50,719,705
Total assets	$116,018,681	$110,707,641
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,398,656	$3,076,532
Accounts payable
Trade	640,750	595,285
Related parties	2,298,486	1,384,572
Accrued payroll, taxes and withholdings	170,212	136,871
Other accrued expenses	624,198	302,817
Accrued interest	1,309,307	363,742
Total current liabilities	8,441,609	5,859,819
LONG-TERM DEBT (less current maturities)	7,189,580	12,059,916
LEASE OBLIGATION	47,866,117	47,866,117

MEMBERS’ EQUITY
Capital contributions, 40,000 units authorized, 23,798 units issued of which 1,900 units are held as treasury stock	24,707,100	24,707,100
Treasury stock, at cost	(3,800,000)	(3,800,000)
Retained earnings	31,614,275	24,014,689
Total members’ equity	52,521,375	44,921,789
Total liabilities and members’ equity	$116,018,681	$110,707,641

EAST KANSAS AGRI-ENERGY, LLC

STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2006

REVENUE
Related parties	$27,386,532	$79,415,254	26,494,091	$70,787,304
Incentive funds	783,161	783,161	943,000	1,876,037
	28,169,693	80,198,415	27,437,091	72,663,341

COST OF SALES
Related parties	(15,324,726)	(45,822,544)	(9,238,787)	(25,561,050)
Other	(5,565,952)	(17,642,707)	(5,677,168)	(17,502,735)
	(20,890,678)	(63,465,251)	(14,915,955)	(43,063,785)

GROSS PROFIT	7,279,015	16,733,164	12,521,136	29,599,556

OPERATING EXPENSES
General, administrative and selling expenses	959,495	2,591,004	821,989	2,489,255

INCOME FROM OPERATIONS	6,319,520	14,142,160	11,699,147	27,110,301

OTHER INCOME (EXPENSE)
Interest income	1,023,772	2,989,650	1,017,204	2,803,048
Interest expense	(233,536)	(825,278)	(409,614)	(1,533,033)
Plant lease interest expense	(978,596)	(2,882,604)	(978,596)	(2,706,148)
Other income	227	526	232	968
	(188,133)	(717,706)	(370,774)	(1,435,165)

NET INCOME	$6,131,387	$13,424,454	$11,328,373	$25,675,136

BASIC AND DILUTED INCOME PER UNIT	$280	$613	$517	$1,172

WEIGHTED AVERAGE UNITS
OUTSTANDING BASIC AND DILUTED	21,898	21,898	21,898	21,898

EAST KANSAS AGRI-ENERGY, LLC

STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,424,454	$25,675,136
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	2,589,825	2,334,983
Amortization	58,242	69,680

(Increase) decrease in current assets
Accounts receivable	(1,270,033)	(1,207,934)
Inventory	(2,640,112)	54,160
Commodity contracts	(440,891)	(114,160)
Prepaid expense	435,225	180,725
Interest receivable	(967,960)	(975,367)
Increase (decrease) in current liabilities:
Accounts payable	1,276,364	(474,981)
Accrued expenses	1,300,287	1,436,051
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,765,401	26,978,293
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment, including construction in progress	(1,836,767)	(4,990,526)
Proceeds from refund of prior year plant and equipment costs	—	90,207
NET CASH (USED IN) INVESTING ACTIVITIES	(1,836,767)	(4,900,319)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing fees	—	(24,379)
Proceeds from refund of financing fees	—	80,000
Repayment of long-term debt	(4,548,212)	(8,147,610)
Acquistion of treasury units	—	(3,800,000)
Distributions	(5,824,868)	(7,773,790)
NET CASH (USED IN) FINANCING ACTIVITIES	(10,373,080)	(19,665,779)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,555,554	2,412,195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,281,272	4,569,145
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,836,826	$6,981,340
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,762,317	$3,317,012
NON CASH INVESTING AND FINANCING ACTIVITIES
Property, plant, and equipment costs incurred	$21,350	$949,747

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying financial statements.  The results of operations for the nine months ended September 30, 2007 and 2006, are not necessarily indicative of the results expected for a full year.

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2006.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.  Management believes all receivables will be collected and therefore the allowance has been established to be zero at September 30, 2007.

The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful.  Receivables are considered past due based upon payment terms set forth at the date of the related sale.  The Company has no receivables accruing interest September 30, 2007.

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

SEPTEMBER 30, 2007

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and are exposed to risk of loss in the market value of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. During the nine month ended September 30, 2007 and 2006 this activity resulted in net losses of $715,830 and 1,214,840, respectively, which are reported in cost of sales.

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

SEPTEMBER 30, 2007

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

NOTE 2 -                   INCENTIVE PAYMENTS

The Company qualified for the federal U.S. Department of Agriculture Bio Energy Program.  The federal program was managed by the Commodity Credit Corporation and was designed to expand the production of fuel grade ethanol by offering incentives for incremental production compared to the same quarter of the prior year.  The annually funded program ran through the federal government’s fiscal year 2006 and incentive payments were pro-rated if applications for incentives exceeded the annual funding.  The maximum annual incentive program payments the Company could receive was $7,500,000; individual producers were also subject to an annual limitation of 5% of the total funding.  During the nine months ended September 30, 2006 the Company received $726,116 in federal incentives.

The Company has been approved for the Kansas Qualified Agricultural Ethanol Producer Incentive Fund.  The incentive rate is $.075 per gallon of ethanol produced.  The Company must establish they have produced 5,000,000 gallons of ethanol before the State of Kansas will disburse the funds.  Incentive payments are limited to 15,000,000 gallons per production year.  During the nine months ended September 30, 2007 and 2006, the Company received $783,161 and $1,149,921, respectively.

NOTE 3 -                   INVENTORY

Inventories are summarized as follows:

	September 30,	December 31,
	2007	2006

Raw Material	$3,668,021	$977,820
Work in Progress	574,577	563,362
Finished Goods	679,736	741,040

	$4,922,334	$2,282,222

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

During the construction phase, the Company made monthly payments of interest only at a variable interest rate equal to prime plus 1.75% with a floor of 6%. On September 20, 2005, following construction completion, the loan was segmented into two loans (1) a $5,000,000 loan (Loan A), and (2) a $21,000,000 conventional term loan (Loan B). The $5,000,000 loan has an amortization period and

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

maturity date of ten years. The Company makes monthly payments of principal and interest on the $5,000,000 loan at an interest rate equal to prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years. The Company makes monthly payments of principal and interest on the $21,000,000 loan at an interest rate equal to prime.  The effective interest rate for both loans at September 30, 2007 was 7.75%.

The Company pays a $20,000 annual administration fee related to the credit facility.  The credit facility is secured by a mortgage on our real property and a security interest in all personal and intangible assets of the Company, including assignment of all material contracts.

On May 4, 2006, the Company agreed to renegotiate terms of their bank financing.  The new terms provide for a $4,000,000 term revolving loan in addition to the existing term loans.  The interest rate on the term revolving loan is the prime rate.  The term revolving loan available credit balance is reduced by $400,000 annually beginning December 31, 2007 and matures on October 1, 2010.  At September 30, 2007, the Company has not used any amount related to the term revolving loan.

During the term of the loan, all deposit accounts related to the Company must be maintained at Home Federal Savings Bank. The Company is subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan. The Company is also prohibited from making distributions to their members; however, the Company is allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year. If the Company meets certain financial ratio requirements, it may distribute an additional 10% of net income.  The Company must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2007, the capital expenditure covenant.  With the waiver, the Company is in compliance with the applicable loan covenants as of September 30, 2007.

The Company is only allowed to make annual capital expenditures up to $500,000 annually without the lender’s prior approval. During the term of the loan, the Company is required to pay to the lender an annual amount equal to the greater of: 1) 75% of any Commodity Credit Corporation Bio-Energy income payments received during the year, or 2) 25% of the Company’s free cash flow for each year. Payments consisting of USDA Commodity Credit Corporation Bio-Energy income must be paid to the lender within 15 days of receipt of any such payments. These payments will continue until an aggregate sum of $7,500,000 has been received by the lender.  The Company is in compliance with the applicable loan covenants as of September 30, 2007. The Company has made $7,500,000 in payments and no future incentives or free cash payments will be required.

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Long-term obligations of the Company are summarized as follows at September 30, 2007:

	September 30,	December 31,
	2007	2006

Loan B	$7,945,659	$11,580,282
Loan A	1,896,580	2,747,614
Utility System Revenue Bonds	440,000	485,000
CDBG Bonds	305,997	323,552

Less current portion	(3,398,656)	(3,076,532)

Long-term portion	$7,189,580	$12,059,916

The estimated maturities of long-term debt at September 30, 2007, are as follows:

12 Month Period Ending September 30	Amount

2008	$3,398,656
2009	$3,714,466
2010	$2,933,193
2011	$87,830
2012	$93,590
Thereafter	360,501

$10,588,236

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

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

On March 23, 2007, the Company made a dividend distribution to its members in the amount of $132 per share, for a total payment of $2,890,536.  On May 23, 2007, the Company made a dividend distribution to its members in the amount of $55 per share, for a total payment of $1,204,390.  On August 28, 2007, the Company made a dividend distribution to its members in the amount of $79 per share, for a total payment of $1,729,942.

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

On November 12, 2004, the Company entered into a Distillers Grains Marketing Agreement with United Bio Energy Ingredients, LLC, an affiliated related party, pursuant to which United Bio Energy Ingredients, LLC will purchase all dried and wet distillers grains produced at the plant for a term of at least five years at a price of 98% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of dried distillers grains, and 95% of the FOB plant price United Bio Energy Ingredients, LLC charges its buyers of wet distillers grains. United Bio Energy Ingredients, LLC, will use its best efforts to achieve the highest resale price available under prevailing market conditions. The Company is responsible for supplying all labor and equipment to load or unload trucks or rail cars without charge to United Bio Energy Ingredients, LLC and is required to provide storage for at least 10 days production of wet and dry distiller grains. In addition, the distiller grains must meet quality requirements so that they will meet current industry standards for primary animal feed ingredients. If the Company fails to supply distiller grains that comply with industry standards, United Bio Energy Ingredients, LLC may reject them.  The Company paid commissions of $382,366 and $235,583 for the nine months ended September 30, 2007 and 2006, respectively, related to this marketing agreement.

On November 12, 2004, the Company entered into a Raw Grains Agreement with United Bio Energy Ingredients, LLC, an affiliated related party. The Raw Grains Agreement provides for the Company to purchase all raw grains necessary for ethanol production from United Bio Energy Ingredients, LLC for a period of at least five years. Pursuant to the agreement, United Bio Energy Ingredients, LLC will use its best efforts to arrange for the purchase of grain at the lowest price available under prevailing market conditions and we will supply all labor and equipment necessary to load or unload trucks or rail cars. For its service, the Company will pay United Bio Energy Ingredients, LLC the actual cash procurement price and all reasonable and necessary expenses to get the grain to the plant plus a $.02 per bushel fee. The title, risk of loss, and responsibility for the quality of grain will transfer to the Company when it unloads the grain at the plant. Prior to that time, United Bio Energy Ingredients, LLC will bear the risk of loss. All grain delivered to the plant shall meet certain quality standards and the Company will have the option to reduce the price the Company will pay or fully reject any delivery that fails to conform to these standards, depending upon the severity of the noncompliance.  For the nine months ended September 30, 2007 and 2006, the Company paid $251,172 and $215,526, respectively, in brokerage fees for grain purchases made under this agreement.

On September 28, 2007, the Company provided 90 days written notice to United Bio Energy of their intent to terminate the Distiller’s Grain Marketing, Trading and Raw Grains Agreements.  Because the Agreements are being terminated without cause during the initial five year period, the Company must pay a cancellation fee.  The cancellation fee estimated to be $207,823, has been accrued and is included in the related party accounts payable at September 30, 2007.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

On November 12, 2004, the Company also entered into an Ethanol Agreement with United Bio Energy Fuels, LLC, an affiliated related party.  United Bio Energy Fuels, LLC changed their name to Provista Renewable Fuels Marketing, LLC (Provista).  The terms of the agreement provide that Provista will market all fuel-grade ethanol produced at our plant. In exchange, the Company agrees to pay Provista a fee of $.01 for each gallon of ethanol produced at the Company’s plant during the term of the agreement. The Company expects that the term of the agreement will be at least 5 years. Provista also agreed to use its best efforts to obtain the highest price for ethanol available under prevailing market conditions.  For the nine months ended September 30, 2007 and 2006, the Company paid $325,877 and $302,804, respectively, in marketing fees for ethanol marketing under this agreement.

On November 12, 2004, the Company entered into a Management Agreement with United Bio Energy Management, LLC, a related party, in which United Bio Energy Management, LLC would supervise and direct the general operations of the plant for an anticipated period of at least five years. United Bio Energy Management, LLC would provide the services of a full-time general manager to the plant.  The Company had agreed to compensate United Bio Energy Management, LLC an annual fee of $250,000 for these services payable in monthly installments of $20,833, plus an incentive bonus based on the attainment of certain financial benchmarks. United Bio Energy Management, LLC would appoint a general manager to be based on site at our plant, and shall work exclusively for us. In the event of a dispute, the Management Agreement provides that the Company will first attempt to amicably settle any dispute or difference privately between United Bio Energy Management, LLC and the Company. If the Company cannot resolve the dispute as a result of the discussions, then the Company must submit the matter to non-binding mediation. In the event that the dispute is not settled through mediation, the matter must be resolved by non-appealable arbitration in accordance with the rules of the American Arbitration Association as applicable in the State of Kansas. The determination of the arbitrator is expected to be final and may not be appealed to any court. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorneys’ fees and expenses incurred. The agreement commenced during March 2005.  For the nine months ended September 30, 2006, the Company incurred costs of $462,500 related to this agreement including reimbursable expenses. On December 13, 2006 the Company reached an agreement with United Bio Energy Management, LLC to terminate the above Management Agreement effective December 31, 2006.  The Company has agreed to continue participating in the UBE Plant Manager Program and Group Buying Program for a monthly fee of $10,000 for a term of one year, with the first monthly installment due and payable on January 1, 2007.

The following is a schedule of the annual commitments related to the above agreements.

12 months ending September 30,

2008	$398,108
2009	332,108
2010	332,108
2011	332,108
2012	332,108
Thereafter	332,107

$2,058,647

The Company is involved in various claims arising in the normal course of business.  Management believes that any financial responsibility that may be incurred would not be material and therefore no additional accrual is deemed necessary.

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The $40,000 of financing fees paid to the bond underwriter and $23,656 of legal and other cost associated with the bond closing will be amortized over the approximately 10.5 year life of the bonds.  A total of $4,535 and $4,301 of amortization expense related to these costs was recognized during the nine months ended September 30, 2007 and 2006, respectively.

From the proceeds of the bond, the Company purchased the bonds as an investment.  The Company, as holder of the industrial revenue bonds, is due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st, commencing June 1, 2006.  The interest income is directly offset by the lease payments on the plant.  Both the bond and the corresponding lease have terms commencing December 20, 2005 and terminating on June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.  The outstanding principal at September 30, 2007 was $47,866,117.  The lease qualifies as a capital lease.  Interest income recognized on the Industrial Revenue Bonds for the nine months ended September 30, 2007 and 2006 was $2,882,604 and $2,706,148, respectively.  These amounts are equal to the lease expense of the plant for those periods.

Future debt service requirements on the Industrial Revenue Bonds at September 30, 2007 are as follows:

12 months ending	Interest
September 30	Rate	Principal	Interest	Total

2008	8%	$—	$3,829,289	$3,829,289
2009	8%	—	3,829,289	3,829,289
2010	8%	—	3,829,289	3,829,289
2011	8%	—	3,829,289	3,829,289
2012	8%	—	3,829,289	3,829,289
Thereafter	8%	47,866,117	15,317,159	63,183,276

Totals		$47,866,117	$34,463,604	$82,329,721

Amount representing interest				(34,463,604)

Long-Term Obligation				$47,866,117

EAST KANSAS AGRI-ENERGY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 9 -                    RETIREMENT PLAN

During 2005, the Company began a SIMPLE 401(k), Savings Incentive Match Plan for Employees, retirement plan for all eligible employees.  All employees are eligible to participate in the plan.  The Company makes a matching contribution of 3% of participants’ eligible wages.  The employees are fully vested upon contribution to the plan.  The Company match for the nine months ended September 30, 2007 and 2006 was $40,085 and $30,767, respectively.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2007, compared to the same periods of the prior fiscal year.  This discussion and analysis should be read in conjunction with the financial statements and notes to financial statements included elsewhere in this report and the information contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

•                  Changes to infrastructure, including:

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

Overview

East Kansas Agri-Energy, LLC was formed as a Kansas limited liability company on October 16, 2001.  References to “we”, “us”, “our” and “East Kansas” refer to East Kansas Agri-Energy, LLC  Our principal business office is currently located at 1304 South Main Street, Garnett, Kansas 66032.  We are managed by an 11 member board of directors.

Since June 2005, we have been engaged in the production of ethanol and distillers grains.   We currently purchase all of our corn and milo from United Bio Ingredients, LLC (UBEI), an affiliate of US BioEnergy Corporation, pursuant to a Raw Grains Agreement. We paid $251,172 in brokerage fees under the Raw Grains Agreement for the period ended September 30, 2007.  On September 28, 2007, we provided 90 days written notice to UBEI of our intent to terminate the Raw Grains Agreement. Because we are terminating the Agreement without cause during the initial five year period, we must pay to UBEI, within 30 days of the termination, an amount equal to the product of three multiplied by the average monthly fee paid to UBEI for the six months prior to the termination date.  Termination of the Agreement will be effective on December 31, 2007.    Thereafter, we expect to purchase the raw grains necessary to operate our plant from local producers and various commercial grain suppliers through EKAE employees.

Our revenues are derived from the sale and distribution of our ethanol and distillers grains, which are sold to Provista Renewable Fuels Marketing, LLC (Provista), successor to United Bio Energy Fuels, LLC, and United Bio Energy Ingredients, LLC, respectively, which subsequently markets and sells our products.  The principal markets for our ethanol are regional petroleum terminals located in major population centers in Kansas and neighboring states, including such cities as Kansas City, Missouri; Wichita, Kansas; Tulsa, Oklahoma; and St. Louis, Missouri.  We paid $325,897 in marketing fees under the Ethanol Agreement for the period ended September 30, 2007 and $382,366 in commissions under the Distiller’s Grains Marketing Agreement for the period ended September 30, 2007.

On September 28, 2007, we provided 90 days written notice to UBEI of our intent to terminate our Distiller’s Grains Marketing Agreement.  Because we are terminating the Agreement without cause during the initial five year period, we must pay to UBEI, within 30 days of the termination, an amount equal to the product of three multiplied by the average monthly fee paid to UBEI, for the six months prior to the termination date.   Termination of the Distiller’s Grains Marketing Agreement will be effective December 31, 2007.  Thereafter, we expect to market our distiller’s grains to various customers through EKAE employees.

On November 2, 2004, we entered into a Trading Agreement with United Bio Energy Trading, LLC (UBET), under which UBET provided commodity trading and hedging consulting services, including market analysis, risk management, and transaction execution, for us in exchange for a monthly fee of $6,000.  On September 28, 2007, we provided 90 days written notice to UBET of our intent to terminate the Trading Agreement.  Termination of the Trading Agreement will be effective December 31, 2007.  We have entered into a one year agreement with FC Stone, LLC to provide risk management services to our Company.  FC Stone will provide commodity trading and hedging consulting services, including market analysis, risk management, and transaction execution, for us in exchange for a monthly fee of $2,000.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grain and the costs related to their production.  Historically, the price of ethanol has fluctuated with the price of petroleum-based products such as unleaded gasoline, heating oil, and crude oil.  Most recently the price of ethanol has decreased from about $2.50 per gallon two years ago to a low of $1.50, which in conjunction with the higher corn prices, is causing concern in the industry.  The price of distillers grains is primarily influenced by the price of corn as a substitute livestock feed.  In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

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

We have announced our intent to engage in a reclassification and reorganization of the Company’s membership units.  The proposed transaction will provide for the reclassification of our units into three separate and distinct classes.  If our members approve the proposed amendments to our operating agreement and the reclassification is implemented, we anticipate having fewer than 300 unit holders of record in our current class with the remaining approximately 400 unit holders split into two additional classes, which would enable us to voluntarily suspend the registration of our units under the Securities and Exchange Act of 1934.  On October 22, 2007, we filed the materials with the Securities and Exchange Commission that are necessary to initiate the deregistration process.  Once the SEC has reviewed the materials and we have resolved any SEC comments, a vote of the members will be held to approve the amendments to the operating agreement and the reclassification transaction.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statements of operations for the three months ended September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
Income Statement Data	Amount	% of Revenues	Amount	% of Revenues

Revenues	$28,169,693	100.0%	$27,437,091	100.0%
Cost of Sales	$20,890,678	74.2%	$14,915,955	54.4%
Gross Profit	$7,279,015	25.8%	$12,521,136	45.6%

Operating Expenses	$959,495	3.4%	$821,989	3.0%
Operating Income	$6,319,520	22.4%	$11,699,147	42.6%

Other Income (Expense)	$(188,133)	(0.7)%	$(370,774)	(1.4)%
Net Income	$6,131,387	21.8%	$11,328,373	41.3%

Revenues.  Our revenues from operations come from two primary sources:  ethanol sales and distillers grain sales.  The following table shows the sources of our revenues for the three months ended September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
Revenue Sources	Amount	% of Revenues	Amount	% of Revenues

Ethanol Sales	$23,127,930	82.1%	$23,484,496	85.6%
Distillers Grains Sales	$4,258,602	15.1%	$3,009,595	11.0%
Ethanol Incentive Payments	$783,161	2.8%	$943,000	3.4%
Total Revenues	$28,169,693	100.0%	$27,437,091	100.0%

The increase in revenues from the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is due primarily to an increase in volume of ethanol made possible by some production modifications made to the plant.  The average price per gallon of ethanol sold decreased approximately 9% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  Volume of ethanol sold in the three months ended September 30, 2007 was 8% more than in the three months ended September 30, 2006.  The increase in volume of ethanol offset the lower price per gallon of ethanol sold.  Revenue from sales of our co-products increased by 41.5% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to increasing cost of corn as a comparable feed product, the product mix between wet and dry distiller’s grains and the additional feed produced as a result of increased production of ethanol.

Increased ethanol production in our market has led to increased availability of the co-product.  Continued increased supply of dry and wet distillers grains on the market from other ethanol plants could reduce the price we are able to charge for our distillers dried grains.  This could have a negative impact on our revenues.

We received no income from the United States Department of Agriculture’s Commodity Credit Corporation Bioenergy Program for the three months ending September 30, 2007.  In the three months ended September 30, 2006, we received $248,749.  This was the final payment from the CCC Bioenergy Program because of termination of the program on June 30, 2006.

We received $783,161 from the State of Kansas through the Kansas Qualified Agricultural Ethyl Alcohol Producer’s Program for the three months ended September 30, 2007, compared to $694,251 received for the same period in 2006.  We do not expect more than minimal payments under this program for our 2007 fiscal year.

Cost of Sales.   Our cost of sales as a percentage of revenues was 74.2% and 54.4% for the three months ended September 30, 2007 and 2006, respectively.  Our cost of sales increased by approximately $5,974,723 in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, even though our revenue only increased by approximately $732,602.  This significant increase in the cost of sales is primarily a result of significantly higher corn prices.  Over the past year, corn prices reached record highs approaching $4.00 a bushel.  Over the same period, ethanol prices fell to nearly $1.50 a gallon.  This has resulted in an inability of some ethanol plants to operate profitably, and caused some plants to decide to delay construction of their projects or scale back production at existing plants.

Our total corn costs increased by approximately 56% for the three months ended September 30, 2007 as compared to the same period of 2006.  With the increased demand for corn from increased ethanol production, we expect to have high corn prices throughout the fiscal year 2007.  These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season.  On October 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.32 billion bushels.  The October 12, 2007 estimate of the 2007 corn crop is approximately 26% above the USDA’s estimate of the 2006 corn crop of 10.53 billion bushels. If this is the case, it could offset some of the additional corn demand from the ethanol industry.  Management however expects to continue to endure high corn prices into the near future.  If corn prices continue to rise and ethanol prices continue to fall, our ability to operate at a profit could suffer and we may be forced to reduce or cease production until market conditions improve or permanently.

For the three months ended September 30, 2007, our natural gas costs increased by approximately 9% as compared to the three months ended September 30, 2006.  Our natural gas consumption increased by approximately 8% for the three months ended September 30, 2007, as compared to the same period of 2006.   Current natural gas prices are considerably higher than the 10-year average.  Global demand for natural gas is expected to continue to increase, further driving up prices.  As a result, we expect natural gas prices to remain higher than average in the short to mid term.  Increases in the price of natural gas increase our cost of production and negatively impact our profit margins.

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

Operating Expenses.  Our operating expenses as a percentage of revenues were consistent from period to period.  These percentages were 3.4% and 3.0% for the three months ended September 30, 2007 and 2006, respectively.  We expect that these expenses will remain constant and keep in line with sales and production.

Operating Income.  Our income from operations for the three months ended September 30, 2007 was 22.4% of revenues compared to 42.6% of revenues for the three months ended September 30, 2006.  This was a result of increased corn prices and their impact on our cost of sales.

Other Income (Expense).  We had other expenses totaling $188,133 for the three months ended September 30, 2007 compared to other expenses totaling $370,774 for the three months ended September 30, 2006.  This change was primarily a result of a decrease in interest expense. Our interest expense decreased to $233,536 for the three months ended September 30, 2007 from $409,614 for the three months ended September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	(Unaudited)		(Unaudited)
	Amount	% of Revenues	Amount	% of Revenues
Income Statement Data
Revenues	$80,198,415	100.0%	$72,663,341	100.0%
Cost of Sales	$63,465,251	79.1%	$43,063,785	59.3%
Gross Profit	$16,733,164	20.9%	$29,599,556	40.7%

Operating Expenses	$2,591,004	3.2%	$2,489,255	3.4%
Operating Income	$14,142,160	17.6%	$27,110,301	37.3%

Other Income (Expense)	$(717,706)	(0.9)%	$(1,435,165)	(2.0)%
Net Income	$13,424,454	16.7%	$25,675,136	35.3%

Revenues. The increase in revenues from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to a combination of increased production by the ethanol plant and a higher average selling price for distillers grains.  We experienced approximately a 9% increase in ethanol production for the nine months ended September 30, 2007 compared to the same period of 2006.  However, we experienced approximately a 26% decrease in the price we received for our ethanol for the nine months ended September 30, 2007 compared to the same period of 2006.  Along with the increase in ethanol production, we experienced a 27% increase in distillers grains production for the nine months ended September 30, 2007 compared to the same period of 2006.  Additionally, we experienced approximately a 23% increase in the price we received for our distillers grains for the nine months ended September 30, 2007 compared to the same period of 2006.

Cost of Sales. Our cost of sales as a percentage of revenues increased by approximately 19.8% for the nine months ended September 30, 2007 as compared to the same period of 2006.  This increase in cost of sales was due primarily to increased corn costs in the nine months ended September 30, 2007 compared to the same period in 2006 and increased consumption of corn due to increased production of ethanol and distillers grains.  The average price we paid for corn for the nine months ended September 30, 2007 was approximately 59% higher than the price we paid for the same period of 2006.  The increase in our cost of goods sold percentage is directly correlated to the increase in the price we paid for corn and our derivative instrument activity during the nine months ended September 30, 2007 as compared to the same period of 2006.

Operating Expenses. Our operating expenses as a percentage of revenues decreased slightly from 3.4% to 3.2% for the nine months ended September 30, 2006 and 2007 respectively.  Because the majority of our operating expenses are fixed, the percentage decrease is caused by the increase in total revenues from 2006 to 2007.

Operating Income. Our income from operations decreased from approximately $27,110,301 for the nine months ended September 30, 2006 to approximately $14,142,160 for the nine months ended September 30, 2007.  This decrease in operating income was primarily the result of a significant increase in our cost of sales, primarily corn, for the nine months ended September 30, 2007 compared to the same period of 2006.  Our income from operations as a percentage of revenues decreased by approximately 19.7% for the nine months ended September 30, 2007 compared to the same period of 2006.  This lower percentage of income from operations is primarily the result of increased cost of sales due to increased corn costs.

                Other Income (Expense). Our other income (expense) as a percentage of revenues was (0.9)% and (2.0)% for the nine months ended September 30, 2007 and 2006, respectively.  The change resulted from decreased interest expense for the nine months ended September 30, 2007 compared to the same period of 2006.

Changes in Financial Condition for the Nine Months Ended September 30, 2007

                The following table highlights the changes in our financial condition for the nine months ended September 30, 2007:

	September 30, 2007	December 31, 2006
Current Assets	$19,588,879	$13,149,554
Current Liabilities	$8,441,609	$5,859,819
Long-Term Debt	$7,189,580	$12,059,916
Lease Obligation	$47,866,117	$47,866,117
Members’ Equity	$52,521,375	$44,921,789

Current Assets.  Current assets totaled $19,588,879 at September 30, 2007, up from $13,149,554 at December 31, 2006.  The increase in current assets primarily is the result of increased inventories, mostly attributable to the increased cost of corn, which was $4,922,334 at September 30, 2007 compared to $2,282,223 at December 31, 2006, and by an increase in interest receivable which was $1,287,067 at September 30, 2007 compared to $319,107 at December 31, 2006.  In addition, our cash and cash equivalents increased to $6,836,826 at September 30, 2007 compared to $5,281,272 at December 31, 2006.

Current Liabilities.  Current liabilities totaled $8,441,609 at September 30, 2007, up from the $5,859,819 at December 31, 2006.  This change is largely due to an increase in trade and related parties accounts payable which combined for a total of $2,939,236 at September 30, 2007, up from $1,979,857 at December 31, 2006, and an increase in accrued interest which was $1,309,307 at September 30, 2007 and $363,742 at December 31, 2006.

Long-Term Debt.  Long-term debt, net of current maturities, totaled $7,189,580 at September 30, 2007, down from $12,059,916 at December 31, 2006, due to our regularly scheduled loan payments and additional reductions to our loans from normal operations.

Capital Lease Obligation.  Our capital lease obligation totaled $47,866,117 for the nine months ended September 30, 2007 as well as for the period ended December 31, 2006.

Members’ Equity.  The members’ contributions are $24,707,100.  Retained earnings as of September 30, 2007 is $31,614,275 compared to $24,014,689 at December 31, 2006.  Total members’ equity as of September 30, 2007, is $52,521,375, up from $44,921,789 at December 31, 2006.

Plant Operations

                Management anticipates our plant will continue to operate at or above name-plate capacity of 35 million gallons per year for the next 12 months.  We expect to have sufficient cash from cash flow generated by continuing operations, current lines of credit through our revolving promissory note, and cash reserves to cover our usual operating costs over the next 12 months, which consist primarily of corn supply, natural gas supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.  A number of factors that are outside of our control affect our operating costs and revenues, including, but not limited to, the following:

•                  Changes in the availability and price of corn;

•                  Changes in the price of ethanol;

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

Trends and Uncertainties Impacting the Ethanol Industry and our Future Operations

Our revenues primarily consist of sales of ethanol and distillers grains. Ethanol sales constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices.  Those high prices were not sustained, however, due to increased ethanol production, transportation and logistics problems in the industry, and high feedstock prices.  Management believes the industry will need to continue to grow demand and have governmental support, corn prices will need to fall, and transportation and logistical problems will need to be alleviated in order for the industry to realize higher ethanol market prices.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 (the “Act”). The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The RFS began at 4 billion gallons in 2006, is set at 4.7 billion gallons in 2007 and 5.4 billion gallons in 2008, and will increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of October 2007, 131 ethanol plants were producing ethanol with a combined annual production capacity of 6.9 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.6 billion gallons per year.  POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually.  POET plans to produce an additional 375 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply.  Excess capacity in the ethanol industry may have an adverse effect on our results of operations, cash flows and financial condition.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

 Because the current national ethanol production capacity exceeds the 2006 RFS requirement, we believe that other market factors, such as the growing trend for reduced usage of MTBE by the oil industry, state renewable fuels standards and increases in voluntary blending by terminals, were primarily responsible for recent years’ high ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term, and they may remain lower than in past years. In addition, management expects the increased requirement of 7.5 billion by 2012 may be unable to support ethanol prices in the long term, and an increase in the RFS requirement may be necessary to raise and sustain ethanol prices. A greater supply of ethanol on the market from these additional plants and plant expansions could further reduce the price we are able to charge for our ethanol. This may decrease our revenues.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 22 million gallons in 2004 to 200 million gallons in 2030.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, virtually every vehicle in the United States is capable of using ethanol blends up to 10%, but it takes a flexible fuel vehicle (FFV) to use higher blends up to E85.  According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85.  Automakers such as Ford and General Motors have begun national campaigns to promote ethanol and have indicated plans to produce an estimated 4 million more FFVs per year.

The demand for E85 is largely driven by flexible fuel vehicle penetration of the United States vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations. Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce. From 2003 to 2007, the number of retail stations that supply E85 increased from less than 200 to over 1,300 as reported by the American Coalition for Ethanol.  This remains a relatively small percentage of the total number of retail gasoline stations in the United States, which is approximately 170,000.  Most of these stations are in the Upper Midwest. The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85, which became effective in 2006 and is scheduled to expire December 31, 2010. Legislation was introduced in the first day of the 2007 Congress which proposes a permanent extension of this tax credit; however, there is no guarantee that this proposed legislation will be adopted.  This tax credit is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. However, some gas station operators may be hesitant to install pumps to dispense E85, as it is essentially a competitor to the stations’ main product, gasoline.

In addition, if the volume of ethanol shipments continues to increase with the nation’s increased production capacity and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure and its capacity to transport ethanol such that our product cannot reach its target markets.  Additionally, ethanol destinational terminals may not have adequate capacity to handle the supply of ethanol, and will have to quickly adapt by building more tanks to hold increased inventory before shipping ethanol to the blenders.  According to some industry insiders such as PRX Geographic, Inc., blenders may be logistically unable to blend ethanol into gasoline at the pace at which ethanol is being produced; some refer to this as a “blend wall.”  Many blending terminals may need to make infrastructure changes to blend ethanol instead of MTBE and to blend the quantities of ethanol that are being produced.  A consultant to the Renewable Fuels Association stated that about 85% of the nation’s 400 to 500 gasoline terminals that blend ethanol are not equipped to take in rail cars.  In addition, most gasoline blenders must install new tanks, pipes and pumps to handle ethanol.  Blenders may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending.  If the blending terminals do not have sufficient capacity or the necessary infrastructure to market his switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.

Demand for ethanol has been supported by higher oil prices and its refined components.  While the mandated usage required by the renewable fuels standard is driving demand, our management believes that the industry will require an increase in voluntary usage in order to experience long-term growth.  We expect this will happen only if the price of ethanol is deemed economical by blenders.  Our management also believes that increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline.  In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.

Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the primary competitor of ethanol as a fuel oxygenate, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe that use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy in the ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many consumers blame ethanol for high food prices.  These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

Our cost of goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On October 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.32 billion bushels.  The October 12, 2007 estimate of the 2007 corn crop is approximately 26% above the USDA’s estimate of the 2006 corn crop of 10.53 billion bushels.  According to the report, 2007 is expected to be a record year for corn production, as farmers are expected to harvest more acres than in 1933.  The report stated that Kansas’ corn production for 2007 is estimated at 493 million bushels.  We expect continued volatility in the price of corn, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage is approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances.  Distillers dried grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United

States. As the damage from the hurricane became apparent, natural gas prices increased substantially. Hurricane Rita also impacted the Gulf Coast and caused shutdowns at several Texas refineries, which further increased natural gas prices. We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Technology Developments

                Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Although current technology is not sufficiently efficient to be competitive, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future.  In his January 2007 state of the Union Address, President Bush proposed to increase the scope of the current Renewable Fuel Standard (RFA), by expanding it to an Alternative Fuel Standard (AFS).  On April 19, 2007, the Alternative Fuel Standard Act of 2007 was introduced in the Senate.  The AFS would amend the Clean Air Act’s existing RFS to include energy sources such as corn ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels, even those derived from gas and coal.  If adopted, the Act would replace the current RFS by requiring 10 billion gallons of alternative fuel to be used in 2010 and increasing to 35 billion gallons by 2018.

                In addition, in June 2007, the Senate passed H.R. 6 which is being called the Renewable Fuels, Consumer Protection and Energy Efficiency Act of 2007.  The bill requires an increasing portion of renewable fuels to be ‘advanced’ biofuels including cellulosic ethanol, biobutanol and other fuels derived from unconventional biomass feedstocks beginning in 2016.  The bill also expands the RFS by increasing the gallons of renewable fuels to 8.5 billion gallons in 2008 and progressively increases to 36 billion gallons by 2022.  The Senate version requiring production of ‘advanced’ biofuels may negatively affect demand for ethanol.  The House passed a version of this bill in August 2007, but the House version does not provide for the renewable fuels production mandate.  It is unknown whether the bill will be enacted and if enacted what final provisions it will contain.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow.  Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.  The following table shows cash flows for the nine months ended September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
Net cash provided by (used in) operating activities	$13,765,401	26,978,293
Net cash provided by (used in) investing activities	$(1,836,767)	(4,900,319)
Net cash provided by (used in) financing activities	$(10,373,080)	(19,665,779)

Cash Flow Provided By Operations.  Our operating activities for the nine months ended September 30, 2007, generated $13,765,401 of net cash flow, down from $26,978,293 in 2006 primarily due to a decrease in net income of $13,424,454 in 2007 as compared to $25,675,136 in 2006.  In addition, we used approximately $2,640,112 in cash for inventory in 2007 as opposed to generating $54,160 in inventory in 2006.  The net cash from operating activities primarily includes net income from operations adjusted for depreciation and amortization of $2,648,067.

                Cash Flow Used In Investing Activities.  We used $1,836,767 of cash for investing activities for the nine months ended September 30, 2007, down from the $4,900,319 we used in the nine months ended September 30, 2006.  This decrease was primarily due to reduced capital spending in 2007.

We estimate that approximately $400,000 in capital expenditures will be made in the next twelve months, all of which are expected to be financed from a portion of cash flows from operations or from cash provided through a revolving credit agreement with Home Federal Savings Bank.

Cash Flow Used In Financing Activities.  Cash used for financing activities decreased for the nine months ended September 30, 2007 as compared to the cash used for financing activities for the nine months ended September 30, 2006.  The decrease was primarily due to not reducing our long term debt in 2007 like we did in 2006 because of reduced profits.    We also made $5.8 million in aggregate cash distributions to our members during the nine months ended September 30, 2007 as compared to $7.8 in the nine months ended September 30, 2006.  In the nine months ended September 30, 2006, we purchased $3,800,000 of Treasury Stock.

Management anticipates sufficient cash flow from operating activities and revolving debt to cover debt service obligations, operations and planned capital expenditures for the next 12 months.

Indebtedness

Short-Term Debt.  We maintain a revolving line of credit with Home Federal Savings Bank of Rochester, Minnesota, to finance short-term working capital requirements.  Under the revolving line of credit, we may borrow up to a maximum of $4,000,000 through December 31, 2007.  As of September 30, 2007, there was no outstanding balance on the revolving line, although we may access these funds in the future.  Beginning on January 1, 2008, the maximum available credit balance will be reduced by $400,000 each year until the revolving line expires.  The interest rate on the revolving line of credit is at prime.  The revolving line of credit expires on September 30, 2010 and is payable in full on October 1, 2010.

Long-Term Debt.  On November 23, 2004, we entered into a Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota, establishing a construction loan facility in the amount of $26,000,000 and secured by substantially all of our assets. We converted the construction loan into two term loans on September 20, 2005, consisting of (1) a $21,000,000 conventional term loan (“Loan B”), and (2) a $5,000,000 term loan with a potential USDA guarantee of up to 80% of the loan value (“Loan A”).  The $5,000,000 loan has an amortization period and maturity date of 10 years.  We make monthly payments of principal and interest on the $5,000,000 loan at an interest rate of prime.  The $21,000,000 conventional loan has an amortization period of ten years but will mature at the end of five years.  We make monthly payments of principal and interest on the $21,000,000 loan at a rate equal to prime.  We pay a $20,000 annual administration fee for the credit facility.  As of September 30, 2007, the principal balance on Loan A was $1,896,580 and the principal balance on the Loan B was $7,945,659.  At September 30, 2007, the effective interest rate for both loans was 7.75%.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.

During the term of the loan, all our deposit accounts must be maintained at Home Federal Savings Bank.  We are subject to certain financial loan covenants consisting of minimum working capital, minimum fixed charge coverage, minimum current ratio, minimum debt service, minimum net worth and maximum debt to net worth covenants during the term of the loan.  We are also prohibited from making distributions to our members; however, we are allowed to distribute 50% of our net income to our members after our lender has received audited financial statements for the fiscal year.  If we meet certain financial ratio requirements, we may distribute an additional 10% of net income.  We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to the members.  The lender temporarily waived, through December 31, 2007, certain minimum net worth and maximum debt to net worth covenants.  With the waiver, we are in compliance with the applicable loan covenants as of September 30, 2007.

Industrial Revenue Bonds.  On December 20, 2005, we completed an industrial revenue bond financing with the City of Garnett, Kansas, which we expect to provide property tax savings for 10 years on the plant site.  The maximum principal amount of the bonds is $50,000,000, of which $47,866,117 is outstanding as of September 30, 2007.  As holder of the industrial revenue bonds, we are due interest at 8.0% per annum with interest payable semi-annually on June 1st and December 1st.  This interest income is directly offset by the lease payments we pay on the plant.  We and the City of Garnett have waived the payment of the lease payments and the interest income amounts since they offset; however, they are recorded for accounting purposes.  Both the bond and the corresponding lease have 10-year terms which expire June 1, 2016.  The entire outstanding principal is due upon termination of the bonds.

Waste Water Bond Financing.  We financed our waste water reuse facility through two bonds issued by the City of Garnett - Utility System Revenue Bonds (“USR Bonds”) and Community Development Block Grant Bonds (“CDBG Bonds”).  The USR Bonds require annual principal payments beginning on October 1, 2006 and continue through 2015.  Interest on USR Bonds is at rates ranging from 4.6% to 5.2% and is due semi-annually beginning April 1, 2006.  The CDBG Bonds require semi-annual principal and interest payments beginning on July 1, 2006 and continue through 2015, at a fixed interest rate of 2%.  As of September 30, 2007, the principal balance on the USR Bonds was $440,000 and the principal balance on the CDBG Bonds was $305,997.

Contractual Obligations and Commercial Commitments.  On September 28, 2007, we provided 90 days written notice to United Bio Energy Ingredients, LLC of our intent to terminate our Raw Grains Agreement.  Termination of the Raw Grains Agreement will be effective on December 31, 2007.  On September 28, 2007, we provided 90 days written notice to United Bio Energy Ingredients, LLC of our intent to terminate our Distiller’s Grains Marketing Agreement.  Termination of the Distiller’s Grain Marketing Agreement will be effective on December 31, 2007.  On September 28, 2007, we provided 90 days written notice to United Bio Energy Trading, LLC of our intent to terminate our Trading Agreement.  Termination of the Trading Agreement will be effective December 31, 2007.

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

On August 15, 2007, our board of directors approved a cash distribution of $79.00 per membership unit for a total distribution of $1,729,942 to unit holders of record as of June 30, 2007.  The distribution was paid in August 2007.  We do not expect that this distribution will affect our ability to maintain financial covenants and meet operating costs.

Application of Critical Accounting Estimates

                There was no material changes in our accounting estimates during the three months ended September 30, 2007.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We recorded a net loss of approximately $715,830 related to derivative instruments for the nine months ended September 30, 2007.  We recorded a net loss of approximately $1,214,840 related to derivative instruments for the nine months ended September 30, 2006.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 16 million bushels per year for the production of 44 million gallons of ethanol.  We have price protection for approximately 30 % of our expected corn usage for fiscal year ended December 31, 2007 using CBOT futures and options and Over the Counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

We have price protection in place for approximately 7% of our natural gas needs for fiscal year ended December 31, 2007 using CBOT futures and options and Over the Counter option contracts.    As we move forward, additional price protection may be required to solidify our margins into fiscal year 2008.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

A sensitivity analysis has been prepared to estimate our exposure to corn and natural gas price risk. The table presents the fair value of our derivative instruments as of September 30, 2007 and June 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change— Market Risk
September 30, 2007	$2,090,033	$(209,003)
June 30, 2007	$134,607	$(13,461)

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

Our management (including the Principal Executive Officer and Principal Financial Officer) has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

                No material developments have occurred in the three months ended September 30, 2007.

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

EAST KANSAS AGRI-ENERGY, LLC

Date:	November 14, 2007	/s/ William R. Pracht
William R. Pracht
President (Principal Executive Officer)

Date:	November 14, 2007	/s/ Thomas D. Leitnaker
Thomas D. Leitnaker
Chief Financial Officer (Principal Financial & Accounting Officer)